Form 10-Q
period 1996-03-31
INLAND LAND APPRECIATION FUND II LP
filed 1996-05-15
CIK 853496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1996

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

 For the transition period from____________________to___________________


                           Commission File #0-19220


                     Inland Land Appreciation Fund II, L.P.
             (Exact name of registrant as specified in its charter)


          Delaware                                     #36-3664407
   (State or other jurisdiction      (I.R.S. Employer Identification Number)
 of incorporation or organization)


        2901 Butterfield Road, Oak Brook, Illinois         60521
         (Address of principal executive office)         (Zip Code)


     Registrant's telephone number, including area code:  708-218-8000


                                    N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ___   ___

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995
                                  (unaudited)



                                    Assets
                                    ------


                                                       1996          1995
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 5,500,376     5,097,705
  Accounts and accrued interest receivable........      39,731        19,900
  Deposits and other current assets...............       9,477         2,544
                                                   -----------     ---------

    Total current assets..........................   5,549,584     5,120,149
                                                   -----------     ---------

Investment properties (including acquisition
  fees paid to Affiliates of $2,040,166 and
  $2,049,707 at March 31, 1996 and December 31,
  1995, respectively) (Notes 1 and 3):
  Land and improvements...........................  40,755,056    40,799,412
  Buildings.......................................      93,082        93,082
                                                    ----------    ----------

                                                    40,848,138    40,892,494
  Less accumulated depreciation...................       9,955         9,179
                                                    ----------    ----------
Total investment properties, net of accumulated
  depreciation....................................  40,838,183    40,883,315
                                                    ----------    ----------

Total assets...................................... $46,387,767    46,003,464
                                                   ===========    ==========


                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                                 Balance Sheets
                                   (continued)

                      March 31, 1996 and December 31, 1995
                                   (unaudited)


                        Liabilities and Partners' Capital
                        ---------------------------------

                                                       1996          1995
                                                       ----          ----

Current liabilities:
  Accounts payable................................ $   112,792        21,907
  Accrued real estate taxes.......................     114,290        97,271
  Due to Affiliates (Note 2)......................      77,294        11,167
  Unearned income.................................      78,110        29,898
                                                   -----------   -----------

    Total current liabilities.....................     382,486       160,243
                                                   -----------   -----------

Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     447,673       447,723
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   -----------   -----------
                                                       355,139       355,189
                                                   -----------   -----------
  Limited Partners:
   Units of $1,000. Authorized 60,000 Units,
    50,193.52 Units outstanding (net of offering
    costs of $7,532,439, of which $2,535,445 was
    paid to Affiliates)...........................  42,663,992    42,663,992
   Cumulative net income..........................   5,823,113     5,660,948
   Cumulative cash distributions..................  (2,836,963)   (2,836,908)
                                                   -----------   -----------

                                                    45,650,142    45,488,032
                                                   -----------   -----------

    Total Partners' capital.......................  46,005,281    45,843,221
                                                   -----------   -----------

Total liabilities and Partners' capital........... $46,387,767    46,003,464
                                                   ===========   ===========


                 See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1996 and 1995
                                  (unaudited)


                                                       1996          1995
                                                       ----          ----
Income:
  Sale of investment properties (Notes 1 and 3)... $   430,140       154,130
  Rental income (Note 4)..........................      76,740       100,501
  Interest income.................................      72,947        10,276
                                                   -----------   -----------

                                                       579,827       264,907
                                                   -----------   -----------

Expenses:
  Cost of investment properties sold..............     263,002       117,280
  Professional services to Affiliates.............       4,765        11,277
  Professional services to non-affiliates.........      29,974        27,808
  General and administrative expenses to
    Affiliates....................................      12,013         9,379
  General and administrative expenses to
    non-affiliates................................      21,926         5,433
  Marketing expenses to Affiliates................      21,712        27,342
  Marketing expenses to non-affiliates............       5,582         3,454
  Land operating expenses to Affiliates...........      23,218        25,230
  Land operating expenses to non-affiliates.......      34,744        32,527
  Depreciation....................................         776           776
                                                   -----------   -----------

                                                       417,712       260,506
                                                   -----------   -----------

Net income........................................ $   162,115         4,401
                                                   ===========   ===========

Net income (loss) allocated to:
  General Partner.................................         (50)         (324)
  Limited Partners................................     162,165         4,725
                                                   -----------   -----------

Net income........................................ $   162,115         4,401
                                                   ===========   ===========

Net loss allocated to the one General Partner
  Unit............................................ $       (50)         (324)
                                                   ===========   ===========
Net income allocated to Limited Partners per
  weighted average Limited Partnership Units
  (50,190.46 and 50,231.52 for the three months
  ended March 31, 1996 and 1995, respectively).... $      3.23           .09
                                                   ===========   ===========

                See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                         1996          1995
                                                         ----          ----

 Cash flows from operating activities:
   Net income...................................... $   162,115         4,401
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation..................................         776           776
     Gain on sale of investment properties.........    (167,138)      (36,850)
     Changes in assets and liabilities:
       Accounts and accrued interest receivable....     (19,831)      (24,393)
       Deposits and other current assets...........      (6,933)       (4,317)
       Accounts payable............................      90,885        15,209
       Accrued real estate taxes...................      17,019        18,741
       Due to Affiliates...........................      66,127        74,828
       Unearned income.............................      48,212        31,611
                                                    ------------  ------------

 Net cash provided by operating activities.........     191,232        80,006
                                                    ------------  ------------

 Cash flows from investing activities:
   Additions to investment properties..............    (218,646)     (602,916)
   Proceeds from sale of investment properties.....     430,140       154,130
                                                    ------------  ------------
 Net cash provided by (used in) investing
   activities......................................     211,494      (448,786)
                                                    ------------  ------------

 Cash flows from financing activities:
   Foreign Partners' withholding...................         (55)          (15)
                                                    ------------  ------------

 Net cash used in financing activities.............         (55)          (15)
                                                    ------------  ------------
 Net increase (decrease) in cash and cash
   equivalents.....................................     402,671      (368,795)
 Cash and cash equivalents at beginning of
   period..........................................   5,097,705       896,813
                                                    ------------  ------------

 Cash and cash equivalents at end of period........ $ 5,500,376       528,018
                                                    ============  ============

                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)

 Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

 (1)  Organization and Basis of Accounting

 Inland Land Appreciation Fund II, L.P. (the "Partnership") was organized on June 28, 1989 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on October 24, 1991, with total sales of 50,476.17 Units at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 1996, the Partnership has repurchased a total of 282.647 Units for $279,739 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital. Inland Real Estate Investment Corporation is the General Partner.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Deferred organization costs were amortized over a 60-month period. Offering costs have been offset against the Limited Partners' capital accounts.

 The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value because of the relative short maturity of these instruments.

 Investment properties held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if management determines that parcels suffered an impairment in value which is deemed to be other than temporary, the carrying value of the parcels would be reduced to their net realizable value through the direct write-off method. Through March 31, 1996, there were no such impairments.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 For vacant land parcels and parcels with insignificant buildings and improvements, the Partnership uses the area method of allocation, which approximates relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. For parcels with significant buildings and improvements (Parcel 24, described in Note 3), the Partnership records the buildings and improvements at a cost based upon the appraised value at the date of acquisition. Building and improvements are depreciated using the straight-line method of depreciation over a useful life of thirty years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

 No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

 Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.

 In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


 (2)  Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $19,674 and $7,536 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $23,218 and $25,230 have been incurred for the three months ended March 31, 1996 and 1995, respectively, and are included in land operating expenses to Affiliates, of which $23,218 was unpaid as of March 31, 1996.

 An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs, of which $25,311 and $3,631 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

 An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $9,091 and $4,879 have been incurred for the three months ended March 31, 1996 and 1995, respectively, and are included in investment properties, of which $9,091 was unpaid as of March 31, 1996.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

 (3) Investment Properties

 The following real property investments are owned by the Partnership as of March 31, 1996:
                                                                                                              Total
                    Gross                           Initial Costs                  Costs                     Remaining    Current
                    Acres   Purchase/ ---------------------------------------   Capitalized      Costs of     Costs of   Year Gain
 Parcel Location: Purchased   Sales    Original      Acquisition                Subsequent to    Property    Parcels at   on Sale
   #      County    /Sold      Date      Costs          Costs        Total       Acquisition       Sold       3/31/96    Recognized
 ------ --------- --------- --------- -----------   -------------   ---------   -------------    --------    ----------  ----------
    1    McHenry   372.759  04/25/90  $ 2,114,295      114,070      2,228,365        158,253         -       2,386,618         -

    2    Kendall    41.118  07/06/90      549,639       43,889        593,528          6,781         -         600,309         -

    3    Kendall   120.817  11/06/90    1,606,794      101,863      1,708,657          5,593         -       1,714,250         -

    4    Kendall   299.025  06/28/91    1,442,059       77,804      1,519,863            312         -       1,520,175         -

    5    Kane     189.0468  02/28/91    1,954,629       94,569      2,049,198        129,310         -       2,178,508         -

    6    Lake      57.3345  04/16/91      904,337       71,199        975,536         15,379        4,457      986,458         -
                     (.258) 10/01/94

    7    McHenry   56.7094  04/22/91      680,513       44,444        724,957        223,706         -         948,663         -

    8    Kane      325.394  06/14/91    3,496,700      262,275      3,758,975         23,757         -       3,782,732         -

    9    Will        9.867  08/13/91      217,074          988        218,062            836         -         218,898         -

   10    Will       150.66  08/20/91    1,866,716       89,333      1,956,049             56         -       1,956,105         -

   11    Will      138.447  08/20/91      289,914       20,376        310,290          2,700      312,990         -            -
                  (138.447) 05/03/93

   12    Will       44.732  08/20/91      444,386       21,988        466,374             23         -         466,397         -

   13    Will        6.342  09/23/91      139,524          172        139,696           -         139,696         -            -
                    (6.342) 05/03/93

   14    Kendall    44.403  09/03/91      888,060       68,210        956,270            329         -         956,599         -

   15    Kendall   100.364  09/04/91    1,050,000       52,694      1,102,694         15,024      177,298      940,420         -
                    (5.000) 09/01/93
                   (11.000) 12/01/94

   16    McHenry   168.905  09/13/91    1,402,058       69,731      1,471,789         77,873         -       1,549,662         -

   17    Kendall     3.462  10/30/91      435,000       22,326        457,326            115         -         457,441         -

   18    McHenry  139.1697  11/07/91    1,160,301       58,190      1,218,491        156,850         -       1,375,341         -

   19    Kane      436.236  12/13/91    4,362,360      321,250      4,683,610        103,147         -       4,786,757         -
                                      -----------   -------------   ---------   -------------    --------    ----------  ----------
        Subtotal                      $25,004,359    1,535,371     26,539,730        920,044      634,441   26,825,333         -


                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

 (3) Investment Properties (continued)

                                                                                                              Total
                    Gross                           Initial Costs                  Costs                     Remaining    Current
                    Acres   Purchase/ ---------------------------------------   Capitalized      Costs of     Costs of   Year Gain
 Parcel Location: Purchased   Sales    Original      Acquisition                Subsequent to    Property    Parcels at   on Sale
   #      County    /Sold      Date      Costs          Costs        Total       Acquisition       Sold       3/31/96    Recognized
 ------ --------- --------- --------- -----------   -------------  ----------   -------------    --------    ----------  ----------
         Subtotal                     $25,004,359      1,535,371   26,539,730        920,044      634,441    26,825,333       -

   20      Kane &
          Kendall  400.129   01/31/92   1,692,623        101,318    1,793,941         38,126         -        1,832,067       -

   21     Kendall   15.013   05/26/92     250,000         23,844      273,844          6,146         -          279,990       -

   22     Kendall  391.959   10/30/92   3,870,000        283,186    4,153,186         88,801      164,804     4,077,183     94,270
                   (10.000)  01/06/94
                    (5.538)  01/05/96

   23 (c) Kendall  133.2074  10/30/92   3,231,942        251,373    3,483,315      4,222,145    3,102,927     4,602,533     72,868
                   (11.525)  07/16/93
                   (48.77)   Var 1995
                    (1.95)   Var 1996

   23A(a) Kendall     .2676  10/30/92     170,072         12,641      182,713           -         182,713          -          -
                     (.2676) 03/16/93

   24     Kendall    3.908   01/21/93     645,000         56,316      701,316            213         -          701,529       -

   24A(b) Kendall     .406   01/21/93     155,000         13,533      168,533           -            -          168,533       -

   25     Kendall  656.687   01/28/93   1,625,000         82,536    1,707,536         22,673    1,730,209          -          -
                  (656.687)  10/31/95

   26     Kane      89.511   03/10/93   1,181,555         89,312    1,270,867         50,357         -        1,321,224       -

   27     Kendall   83.525   03/11/93     984,474         54,846    1,039,320            426         -        1,039,746       -
                                      -----------      ---------   ----------      ---------    ---------    ----------    -------
                                      $38,810,025      2,504,276   41,314,301      5,348,931    5,815,094    40,848,138    167,138
                                      ===========      =========   ==========      =========    =========    ==========    =======

 (a)  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house, located at 213 Stonemill
      Lane in the Mill Race Creek Subdivision, was sold in March 1993.

 (b)  Included in the purchase of Parcel 24 was a 2,400 square foot office building.

 (c)  Parcel 23, annexed and zoned to Oswego as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-
      family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of March 31, 1996, eighty-one of the 243 single-family lots. All of the remaining single-family lots are under contract for sale with home builders. Under the purchase schedule, all lots would be sold by April 1997.

                                                               -10-

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



 (3) Investment Properties (continued)

 (d) Reconciliation of real estate owned:

                                                         1996         1995
                                                         ----         ----
   Balance at January 1,........................... $40,892,494    43,264,960
   Additions during period:
   Improvements....................................     218,646     2,257,644
                                                    ------------  ------------

                                                     41,111,140    45,522,604
   Sales during period.............................     263,002     4,630,110
                                                    ------------  ------------

   Balance at end of period........................ $40,848,138    40,892,494
                                                    ============  ============

 (e) Reconciliation of accumulated depreciation:
                                                         1996         1995
                                                         ----         ----
   Balance at January 1,........................... $     9,179         6,076
   Depreciation expense............................         776         3,103
   Sales during period.............................        -             -
                                                    ------------  ------------

   Balance at end of period........................ $     9,955         9,179
                                                    ============  ============

 (4) Farm Rental Income

 The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

 As of March 31, 1996, the Partnership had farm leases of generally one year in duration, for approximately 2,910 acres of the approximately 3,584 acres owned.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

 On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on October 24, 1991, with total sales of 50,476.17 Units at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's contribution of $500. All the holders of these Units have been admitted to the Partnership. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.

 The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of March 31, 1996, the Partnership has had multiple sales transactions through which it has disposed of approximately 896 acres of the approximately 4,480 acres originally owned. As of March 31, 1996, cumulative distributions have totaled $2,836,963 to the Limited Partners and $93,034 to the General Partner. Of the $2,836,963 distributed to the Limited Partners, $2,115,963 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of March 31, 1996, the Partnership has used $5,348,931 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

 The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1996, the Partnership owns, in whole or in part, twenty-four of its original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

 At March 31, 1996, the Partnership had cash and cash equivalents of $5,500,376, of which approximately $292,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $5,208,376 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

 The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1 has been annexed to the village of Huntley and zoned for residential and commercial development. Parcels 5 and 19 are in annexation and zoning negotiations with the village of Elburn for a master-planned community. Parcel 7 has been annexed to the village of McHenry and zoned residential. Therefore, it is anticipated that Parcels 1, 5, 7, 18 and 19 will begin development and be marketed for sale in 1996.

 Results of Operations

 The sale of investment properties income and cost of investment properties sold recorded for the three months ended March 31, 1996 is a result of the continued sales at the Ponds of Mill Race Creek Subdivision (Parcel 23) and of the sale of approximately 5 1/2 acres of Parcel 22 during January of 1996. The sale of investment properties income and cost of investment properties sold recorded for the three months ended March 31, 1995 is a result the sale of a portion of one lot on February 15, 1995 and four lots on February 28, 1995. As of March 31, 1996, the Partnership has sold eighty-one of the 243 single-family lots at The Ponds of Mill Race Creek.

 As of March 31, 1996, the Partnership owned twenty-four parcels of land consisting of approximately 3,584 acres and one office building. Of the approximately 3,584 acres owned, 2,910 acres are leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The decrease in rental income and land operating expenses to Affiliates for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to the decrease of the land portfolio as a result of land sales. The decrease in rental income was partially offset by the annual increase in lease amounts from tenants.

 Interest income increased for the three months ended March 31 1996, as compared to the three months ended March 31, 1995, due to the Partnership replenishing its working capital reserve primarily from the sales at Parcels 23 and the sale of Parcel 25 and an increase in interest rates.

 Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due primarily to a decrease in legal services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in outside legal services.

 General and administrative expenses to Affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to increases in postage, data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

 Marketing expenses to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.



                                     PART II

 Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INLAND LAND APPRECIATION FUND II, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996