Form 10-Q
period 1996-06-30
INLAND LAND APPRECIATION FUND II LP
filed 1996-08-12
CIK 853496

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

                           Commission File #0-19220


                    Inland Land Appreciation Fund II, L.P.
          (Exact name of registrant as specified in its charter)


         Delaware                                     #36-3664407
  (State or other jurisdiction      (I.R.S. Employer Identification Number)
of incorporation or organization)


       2901 Butterfield Road, Oak Brook, Illinois         60521
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


                                   N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995
                                  (unaudited)



                                    Assets
                                    ------

                                                       1996          1995
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 4,070,930     5,097,705
  Investments in marketable securities (Note 1)...   2,025,000          -
  Accounts and accrued interest receivable........      56,390        19,900
  Deposits and other current assets...............       1,462         2,544
                                                   -----------    ----------
    Total current assets..........................   6,153,782     5,120,149
                                                   -----------    ----------

Investment properties (including acquisition
  fees paid to Affiliates of $2,029,733 and
  $2,049,707 at June 30, 1996 and December 31,
  1995, respectively) (Notes 1 and 3):
  Land and improvements...........................  40,259,472    40,799,412
  Buildings.......................................      93,082        93,082
                                                   -----------    ----------
                                                    40,352,554    40,892,494
  Less accumulated depreciation...................      10,730         9,179
                                                   -----------    ----------
Total investment properties, net of accumulated
  depreciation....................................  40,341,824    40,883,315
                                                   -----------    ----------
Total assets...................................... $46,495,606    46,003,464
                                                   ===========    ===========








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1996 and December 31, 1995
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                        1996          1995
                                                        ----          ----
Current liabilities:
  Accounts payable................................ $    32,542        21,907
  Accrued real estate taxes.......................      95,499        97,271
  Due to Affiliates (Note 2)......................       4,229        11,167
  Unearned income.................................      51,796        29,898
                                                   -----------    ----------
    Total current liabilities.....................     184,066       160,243
                                                   -----------    ----------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     448,502       447,723
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   -----------    ----------
                                                       355,968       355,189
                                                   -----------    ----------
  Limited Partners:
   Units of $1,000. Authorized 60,000 Units,
    50,184.52 and 50,193.52 Units outstanding
    as of June 30, 1996 and December 31, 1995,
    respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,655,371    42,663,992
   Cumulative net income..........................   6,137,164     5,660,948
   Cumulative cash distributions..................  (2,836,963)   (2,836,908)
                                                   -----------    ----------
                                                    45,955,572    45,488,032
                                                   -----------    ----------
    Total Partners' capital.......................  46,311,540    45,843,221
                                                   -----------    ----------
Total liabilities and Partners' capital........... $46,495,606    46,003,464
                                                   ===========    ==========




                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
Income:
  Sale of investment properties
    (Notes 1 and 3)................ $  822,086  2,581,616  1,252,226  2,735,746
  Rental income (Note 4)...........     96,881    105,896    173,621    206,397
  Interest income..................     82,356     11,657    155,303     21,933
  Other income.....................       -         1,300       -         1,300
                                    ----------  ---------  ---------  ---------
                                     1,001,323  2,700,469  1,581,150  2,965,376
                                    ----------  ---------  ---------  ---------

Expenses:
  Cost of investment properties
    sold...........................    590,076  1,674,823    853,078  1,792,103
  Professional services to
    Affiliates.....................      5,176      8,701      9,941     19,978
  Professional services to
    non-affiliates.................        394        496     30,368     28,304
  General and administrative
    expenses to Affiliates.........      8,842      8,291     20,855     17,670
  General and administrative
    expenses to non-affiliates.....      7,227      6,396     29,153     11,829
  Marketing expenses to Affiliates.      4,665     19,272     26,377     46,614
  Marketing expenses to
    non-affiliates.................      3,005      6,569      8,587     10,023
  Land operating expenses to
    Affiliates.....................     23,162     25,023     46,380     50,253
  Land operating expenses to
    non-affiliates.................     43,121     41,073     77,865     73,600
  Depreciation.....................        775        776      1,551      1,552
                                    ----------  ---------  ---------  ---------
                                       686,443  1,791,420  1,104,155  2,051,926
                                    ----------  ---------  ---------  ---------
Net income......................... $  314,880    909,049    476,995    913,450
                                    ==========  =========  =========  =========




                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)

                                          Three months           Six months
                                             ended                 ended
                                            June 30,              June 30,
                                            --------              --------
                                        1996        1995      1996       1995
                                        ----        ----      ----       ----
Net income (loss) allocated to:
  General Partner..................  $     829         22        779       (302)
  Limited Partners.................    314,051    909,027    476,216    913,752
                                     ---------    -------    -------    -------
Net income.........................  $ 314,880    909,049    476,995    913,450
                                     =========    =======    =======    =======

Net income (loss) allocated to the
  one General Partner Unit.........  $     829         22        779       (302)
                                     =========    =======    =======    =======
Net income per weighted average
  Limited Partner Unit (50,194.52
  and 50,226.52 for the three months
  ended June 30, 1996 and 1995,
  respectively, and 50,192.49 and
  50,229.01 for the six months
  ended June 30, 1996 and 1995,
  respectively)....................  $    6.26      18.10       9.49      18.19
                                     =========    =======    =======    =======







                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1996 and 1995
                                   (unaudited)


                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   476,995       913,450
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation..................................       1,551         1,552
    Gain on sale of investment properties.........    (399,148)     (943,643)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (36,490)      (25,519)
      Deposits and other current assets...........       1,082        (6,773)
      Accounts payable............................      10,635         6,855
      Accrued real estate taxes...................      (1,772)          937
      Due to Affiliates...........................      (6,938)       (2,111)
      Unearned income.............................      21,898        (7,997)
                                                   -----------    ----------
Net cash provided by (used in) operating
  activities......................................      67,813       (63,249)
                                                   -----------    ----------

Cash flows from investing activities:
  Additions to investment properties..............    (313,138)   (1,076,690)
  Sale (purchase) of marketable securities, net...  (2,025,000)         -
  Proceeds from sale of investment properties.....   1,252,226     2,735,746
                                                   -----------    ----------
Net cash provided by (used in) investing
  activities......................................  (1,085,912)    1,659,056
                                                   -----------    ----------

Cash flows from financing activities:
  Foreign Partners' withholding...................         (55)          (80)
  Repurchase of Limited Partnership Units.........      (8,621)       (4,889)
                                                   -----------    ----------
Net cash used in financing activities.............      (8,676)       (4,969)
                                                   -----------    ----------
Net increase (decrease) in cash and
  cash equivalents................................  (1,026,775)    1,590,838
Cash and cash equivalents at beginning of
  period..........................................   5,097,705       896,813
                                                   -----------    ----------
Cash and cash equivalents at end of period........ $ 4,070,930     2,487,651
                                                   ===========    ==========




                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1996
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership") was organized on June 28, 1989 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on October 24, 1991, with total sales of 50,476.17 Units at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 1996, the Partnership has repurchased a total of 291.65 Units for $288,360 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital. Inland Real Estate Investment Corporation is the General Partner.

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

Investments purchased with a maturity of three months or more are considered to be investments in marketable securities and are carried at cost, which approximates fair value.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



Investment properties held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if management determines that parcels suffered an impairment in value which is deemed to be other than temporary, the carrying value of the parcels would be reduced to their net realizable value through the direct write-off method. Through June 30, 1996, there were no such impairments.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $4,229 and $7,536 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $46,380 and $50,253 have been incurred for the six months ended June 30, 1996 and 1995, respectively, and are included in land operating expenses to Affiliates, all of which have been paid.

An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs, of which $0 and $3,631 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership
Agreement) for direct costs. Such costs of $12,604 and $10,992 have been incurred for the six months ended June 30, 1996 and 1995, respectively, and are included in investment properties, all of which have been paid.

                    INLAND LAND APPRECIATION FUND II, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

(3) Investment Properties

The following real property investments are owned by the Partnership as of June 30, 1996:


                                                                                                            Total
                   Gross                                                          Costs                    Remaining     Current
                   Acres    Purchase/              Initial Costs               Capitalized     Costs of     Costs of    Year Gain
                                     -------------------------------------
Parcel  Location: Purchased   Sales     Original   Acquisition                Subsequent to    Property    Parcels at    on Sale
   #     County    /Sold      Date       Costs         Costs       Total       Acquisition       Sold       6/30/96     Recognized
- ------  --------- -------- --------- ------------  -----------   ---------    -------------    --------   ------------  ----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        177,282         -       2,405,647         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          6,979         -         600,507         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          5,618         -       1,714,275         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863            312         -       1,520,175         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        138,600         -       2,187,798         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         15,379        4,457      986,458         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957        243,661         -         968,618         -

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         23,757       10,000    3,772,732         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062            836         -         218,898         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049             56         -       1,956,105         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374             23         -         466,397         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270            329         -         956,599         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694         16,416      177,298      941,812         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         79,649         -       1,551,438         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326            148         -         457,474         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        189,143         -       1,407,634         -

  19     Kane     436.236   12/13/91   4,362,360      321,250    4,683,610        110,770         -       4,794,380         -
                                     -----------    ---------   ----------      ---------      -------   ----------     ----------
        Subtotal                     $25,004,359    1,535,371   26,539,730      1,011,658      644,441   26,906,947         -



                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(3) Investment Properties (continued)

                                                                                                            Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/    --------------------------------      Capitalized     Costs of      Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to    Property     Parcels at   on Sale
  #      County    /Sold      Date        Costs       Costs        Total      Acquisition       Sold        6/30/96    Recognized
- -----  --------- --------- ---------   ----------  ------------    -----     --------------   --------     ----------  ----------

        Subtotal                      $25,004,359    1,535,371   26,539,730      1,011,658      644,441   26,906,947        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941         38,291         -       1,832,232        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          6,179         -         280,023        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         88,826      164,804    4,077,208      94,270
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,224,074    3,683,002    4,024,387     304,878
                  (11.525)  07/16/93
                  (56.53)   Var 1995
                  (10.41)   Var 1996

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316            213         -         701,529        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         51,082         -       1,321,949        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            426         -       1,039,746        -
                                      -----------    ---------   ----------      ---------    ---------   ----------     -------
                                      $38,810,025    2,504,276   41,314,301      5,443,422    6,405,169   40,352,554     399,148
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

(c) Parcel 23, annexed and zoned to Oswego as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of June 30, 1996, 101 of the 243 single-family lots. Of the 142 remaining single-family lots, 133 under contract for sale with homebuilders. Under the purchase schedules, these lots would be sold by April 1997.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1996
                                  (unaudited)



(3) Investment Properties (continued)

(d) Reconciliation of real estate owned:

                                                       1996          1995
                                                       ----          ----
  Balance at January 1,........................... $40,892,494    43,264,960
  Additions during period:
  Improvements....................................     313,138     2,257,644
                                                    ----------    ----------
                                                    41,205,632    45,522,604
  Sales during period.............................     853,078     4,630,110
                                                    ----------    ----------
  Balance at end of period........................ $40,352,554    40,892,494
                                                   ===========    ==========

(e) Reconciliation of accumulated depreciation:
                                                        1996         1995
                                                        ----         ----
  Balance at January 1,........................... $     9,179         6,076
  Depreciation expense............................       1,551         3,103
  Sales during period.............................        -             -
                                                    ----------    ----------
  Balance at end of period........................ $    10,730         9,179
                                                   ===========   ===========


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1996, the Partnership had farm leases of generally one year in duration, for approximately 3,094 acres of the approximately 3,567 acres owned.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of June 30, 1996, the Partnership has had multiple sales transactions through which it has disposed of approximately 913 acres of the approximately 4,480 acres originally owned. As of June 30, 1996, cumulative distributions have totaled $2,836,963 to the Limited Partners and $93,034 to the General Partner. Of the $2,836,963 distributed to the Limited Partners, $2,115,963 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of June 30, 1996, the Partnership has used $5,443,422 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1996, the Partnership owns, in whole or in part, twenty-four of its original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $6,095,930, of which approximately $287,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $5,808,930 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements underway and sites are being marketed to potential buyers. Parcel 7, annexed to the Village of McHenry and zoned residential, has improvements underway and sites are being marketed to potential buyers. Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders.

Results of Operations

The sale of investment properties income and cost of investment properties sold recorded for the six months ended June 30, 1996 is a result of the continued lot sales at the Ponds of Mill Race Creek Subdivision (Parcel 23), the sale of approximately 5 1/2 acres of Parcel 22 during January of 1996 and a roadway easement of approximately 4 1/2 acres of Parcel 8 during April 1996. The sale of investment properties income and cost of investment properties sold recorded for the six months ended June 30, 1995 is a result of sales at the Mill Race Creek Subdivision (Parcel 23). As of June 30, 1996, the Partnership has sold 101 of the 243 single-family lots at The Ponds of Mill Race Creek.

As of June 30, 1996, the Partnership owned twenty-four parcels of land consisting of approximately 3,563 acres and one office building. Of the approximately 3,567 acres owned, 3,094 acres are leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The decrease in rental income and land operating expenses to Affiliates for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to the decrease of the land portfolio as a result of land sales. The decrease in rental income was partially offset by the annual increase in lease amounts from tenants. Land operating expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is due to an increase in assessment fees relating to Parcel 23. This increase was partially offset by decreases in repair and maintenance, insurance and real estate taxes.

Interest income increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the Partnership replenishing its working capital reserve primarily from the sales at Parcel 23 and the sale of Parcel 25 and an increase in interest rates.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decreases in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due primarily to an increase in outside legal services.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due primarily to an increase in investor service expenses. General and administrative expenses to non-affiliates increased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due primarily to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

Marketing expenses to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.




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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 12, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 12, 1996


                                  /S/ CYNTHIA M. HASSETT

                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 12, 1996