Form 10-Q
period 1996-09-30
INLAND LAND APPRECIATION FUND II LP
filed 1996-11-14
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


                                   N/A
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995
                                  (unaudited)



                                    Assets
                                    ------

                                                       1996          1995
                                                       ----          ----
Current assets:
  Cash and cash equivalents (Note 1).............. $ 3,885,605     5,097,705
  Investments in marketable securities (Note 1)...   2,025,000          -
  Accounts and accrued interest receivable........     145,330        19,900
  Deposits and other current assets...............      12,159         2,544
                                                   ------------  ------------
    Total current assets..........................   6,068,094     5,120,149
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $2,028,936 and
  $2,049,707 at September 30, 1996 and December 31,
  1995, respectively) (Notes 1 and 3):
  Land and improvements...........................  40,354,280    40,799,412
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    40,447,362    40,892,494
  Less accumulated depreciation...................      11,506         9,179
                                                   ------------  ------------
Total investment properties, net of accumulated
  depreciation....................................  40,435,856    40,883,315
                                                   ------------  ------------
Total assets...................................... $46,503,950    46,003,464
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1996 and December 31, 1995
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1996          1995
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    14,399        21,907
  Accrued real estate taxes.......................      77,948        97,271
  Due to Affiliates (Note 2)......................         402        11,167
  Unearned income.................................      53,218        29,898
                                                   ------------  ------------
    Total current liabilities.....................     145,967       160,243
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     448,864       447,723
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       356,330       355,189
                                                   ------------  ------------
  Limited Partners:
   Units of $1,000. Authorized 60,000 Units,
    50,184.52 and 50,193.52 Units outstanding
    as of September 30, 1996 and December 31,
    1995, respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,655,371    42,663,992
   Cumulative net income..........................   6,183,245     5,660,948
   Cumulative cash distributions..................  (2,836,963)   (2,836,908)
                                                   ------------  ------------
                                                    46,001,653    45,488,032
                                                   ------------  ------------
    Total Partners' capital.......................  46,357,983    45,843,221
                                                   ------------  ------------
Total liabilities and Partners' capital........... $46,503,950    46,003,464
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                        1996      1995        1996      1995
                                        ----      ----        ----      ----
Income:
  Sale of investment properties
    (Notes 1 and 3)................ $  39,265    512,364  1,291,491  3,248,110
  Rental income (Note 4)...........    94,183    105,661    267,804    312,058
  Interest income..................    81,671     29,599    236,974     51,532
  Other income.....................       166       -           166      1,300
                                    ---------- ---------- ---------- ----------
                                      215,285    647,624  1,796,435  3,613,000
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................    29,084    381,287    882,162  2,173,390
  Professional services to
    Affiliates.....................     6,793     12,981     16,734     32,959
  Professional services to
    non-affiliates.................       289        433     30,657     28,737
  General and administrative
    expenses to Affiliates.........    12,413     12,217     33,268     29,887
  General and administrative
    expenses to non-affiliates.....     3,813      4,249     32,966     16,078
  Marketing expenses to Affiliates.     9,192     13,261     35,569     59,875
  Marketing expenses to
    non-affiliates.................    37,034      5,645     45,621     15,668
  Land operating expenses to
    Affiliates.....................    22,712     24,453     69,092     74,706
  Land operating expenses to
    non-affiliates.................    46,736     37,840    124,601    111,440
  Depreciation.....................       776        775      2,327      2,327
                                    ---------- ---------- ---------- ----------
                                      168,842    493,141  1,272,997  2,545,067
                                    ---------- ---------- ---------- ----------
Net income......................... $  46,443    154,483    523,438  1,067,933
                                    ========== ========== ========== ==========








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,

                                        1996      1995        1996      1995
                                        ----      ----        ----      ----
Net income (loss) allocated to:
  General Partner.................. $     362        234      1,141        (68)
  Limited Partners.................    46,081    154,249    522,297  1,068,001
                                    ---------- ---------- ---------- ----------
Net income......................... $  46,443    154,483    523,438  1,067,933
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     362        234      1,141        (68)
                                    ========== ========== ========== ==========
Net income per weighted average
  Limited Partner Unit (50,197
  and 50,224 for the three months
  ended September 30, 1996 and 1995,
  respectively, and 50,196 and
  50,228 for the nine months
  ended September 30, 1996 and 1995,
  respectively).................... $     .92       3.07      10.41      21.26
                                    ========== ========== ========== ==========





















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1996 and 1995
                                   (unaudited)


                                                       1996          1995
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   523,438     1,067,933
  Adjustments to reconcile net income to net
      cash used in operating activities:
    Depreciation..................................       2,327         2,327
    Gain on sale of investment properties.........    (409,329)   (1,074,720)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (125,430)      (88,426)
      Deposits and other current assets...........      (9,615)       (2,832)
      Accounts payable............................      (7,508)       (3,278)
      Accrued real estate taxes...................     (19,323)      (28,909)
      Due to Affiliates...........................     (10,765)       13,515
      Unearned income.............................      23,320       (21,728)
                                                   ------------  ------------
Net cash used in operating activities.............     (32,885)     (136,118)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............    (437,030)   (1,626,141)
  Sale (purchase) of marketable securities, net...  (2,025,000)         -
  Proceeds from sale of investment properties.....   1,291,491     3,248,110
                                                   ------------  ------------
Net cash provided by (used in) investing
  activities......................................  (1,170,539)    1,621,969
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        -       (1,000,000)
  Foreign Partners' withholding...................         (55)         -
  Repurchase of Limited Partnership Units.........      (8,621)       (7,762)
                                                   ------------  ------------
Net cash used in financing activities.............      (8,676)   (1,007,762)
                                                   ------------  ------------
Net increase (decrease) in cash
  and cash equivalents............................  (1,212,100)      478,089
Cash and cash equivalents at beginning of
  period..........................................   5,097,705       896,813
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 3,885,605     1,374,902
                                                   ============  ============









                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership") was organized on June 28, 1989 by the filing of a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act of the State of Delaware. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Offering terminated on October 24, 1991, with total sales of 50,476.17 Units at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 1996, the Partnership has repurchased a total of 291.65 Units for $288,360 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may under certain circumstances have their Units repurchased for an amount equal to their Invested Capital. Inland Real Estate Investment Corporation is the General Partner.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



Investment properties held by the Partnership are carried at the lower of aggregate cost or net realizable value. Periodically, the Partnership reviews the portfolio and if management determines that parcels suffered an impairment in value which is deemed to be other than temporary, the carrying value of the parcels would be reduced to their net realizable value. Through September 30, 1996, there were no such impairments.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $402 and $7,536 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $69,092 and $74,706 have been incurred for the nine months ended September 30, 1996 and 1995, respectively, and are included in land operating expenses to Affiliates, all of which have been paid.

An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $35,569 and $59,875 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1996 and 1995, respectively, of which $0 and $3,631 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not take a profit on any project. Such costs of $34,957 and $13,772 have been incurred for the nine months ended September 30, 1996 and 1995, respectively, and are included in investment properties, all of which have been paid.

Through the Partnership's participation in an insurance program, claims from the Partnership's properties, as well as properties owned by other limited partnerships syndicated by Affiliates, were managed through a loss reserve trust. For the nine months ended September 30, 1996 and 1995, the Partnership paid $4,142 and $4,750, respectively, to the loss reserve trust for the land parcels.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(3) Investment Properties

The following real property investments are owned by the Partnership as of September 30, 1996:

                   Gross
                   Acres   Purchase/               Initial Costs
Parcel Location: Purchased   Sales      Original   Acquisition
  #      County    /Sold      Date        Costs       Costs        Total
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049

  11     Will     138.447   08/20/91     289,914       20,376      310,290
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374

  13     Will       6.342   09/23/91     139,524          172      139,696
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491
                                     ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120

                                                      Total
           Costs                     Remaining       Current
        Capitalized     Costs of      Costs of      Year Gain
Parcel Subsequent to    Property     Parcels at      on Sale
  #     Acquisition       Sold        9/30/96       Recognized
   1         195,328         -        2,423,693           -

   2           7,160         -          600,688           -

   3           5,741         -        1,714,398           -

   4             510         -        1,520,373           -

   5         142,137         -        2,191,335           -

   6          15,782        4,457       986,861           -

   7         299,614         -        1,024,571           -

   8          24,020       10,000     3,772,995           -

   9             869         -          218,931           -

  10             122         -        1,956,171           -

  11           2,700      312,990          -              -

  12              40         -          466,414           -

  13            -         139,696          -              -

  14             460         -          956,730           -

  15          17,867      177,298       943,263           -

  16          79,806         -        1,551,595           -

  17             231         -          457,557           -

  18         204,549         -        1,423,040           -
       -------------- ------------  ------------   ------------
             996,936      644,441    22,208,615           -

                            INLAND LAND APPRECIATION FUND II, L.P.
                                  (a limited partnership)

                               Notes to Financial Statements
                                        (continued)

(3) Investment Properties (continued)

                   Gross
                   Acres   Purchase/               Initial Costs
Parcel Location: Purchased   Sales      Original   Acquisition
  #      County    /Sold      Date        Costs       Costs        Total
        Subtotal                      $20,641,999    1,214,121   21,856,120

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315
                  (11.525)  07/16/93
                  (56.53)   Var 1995
                   (6.08)   Var 1996

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320
                                      ------------ ------------ ------------
                                      $38,810,025    2,504,276   41,314,301
                                      ============ ============ ============


                                                       Total
           Costs                      Remaining      Current
        Capitalized     Costs of       Costs of     Year Gain
Parcel Subsequent to    Property      Parcels at     on Sale
  #     Acquisition       Sold         9/30/96      Recognized
             996,936      644,441    22,208,615          -

  19         113,920         -        4,797,530          -

  20          38,743         -        1,832,684          -

  21           6,229         -          280,073          -

  22          89,862      164,804     4,078,244        94,270

  23       4,245,442    3,712,086     4,016,671       315,059

  23A           -         182,713          -             -

  24             427         -          701,743          -

  24A(b)        -            -          168,533          -

  25          22,673    1,730,209          -             -

  26          52,640         -        1,323,507          -

  27             442         -        1,039,762          -
       -------------- ------------  ------------   -----------
           5,567,314    6,434,253    40,447,362       409,329
       ============== ============  ============   ===========


(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house, located at 213 Stonemill Lane in the Mill Race Creek Subdivision, was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of September 30, 1996, 102 of the 243 single-family lots. Of the 141 remaining single-family lots, 132 are under contract for sale with homebuilders. Under the purchase schedules, these lots would be sold by April 1997.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(3) Investment Properties (continued)

(d) Reconciliation of real estate owned:
                                                        1996         1995
                                                        ----         ----
  Balance at January 1,........................... $40,892,494    43,264,960
  Additions during period:
  Improvements....................................     437,030     2,257,644
                                                   ------------  ------------
                                                    41,329,524    45,522,604
  Sales during period.............................     882,162     4,630,110
                                                   ------------  ------------
  Balance at end of period........................ $40,447,362    40,892,494
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                        1996         1995
                                                        ----         ----
  Balance at January 1,........................... $     9,179         6,076
  Depreciation expense............................       2,327         3,103
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    11,506         9,179
                                                   ============  ============

(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1996, the Partnership had farm leases of generally one year in duration, for approximately 3,094 acres of the approximately 3,571 acres owned.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments included the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 1996, the Partnership has had multiple sales transactions through which it has disposed of approximately 909 acres of the approximately 4,480 acres originally owned. As of September 30, 1996, cumulative distributions have totaled $2,836,963 to the Limited Partners and $93,034 to the General Partner. Of the $2,836,963 distributed to the Limited Partners, $2,115,963 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 1996, the Partnership has used $5,567,314 of working capital reserve for rezoning and other activities and such amount is included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1996, the Partnership owns, in whole or in part, twenty-four of its original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $5,910,605, of which approximately $291,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $5,619,605 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort in anticipation of rising land values.

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

Results of Operations

The sale of investment properties income and cost of investment properties sold recorded for the three and nine months ended September 30, 1996 is a result of the continued lot sales at the Ponds of Mill Race Creek Subdivision (Parcel
23), the sale of approximately 5 1/2 acres of Parcel 22 during January of 1996 and a roadway easement of approximately 4 1/2 acres of Parcel 8 during April 1996. The sale of investment properties income and cost of investment properties sold recorded for the three and nine months ended September 30, 1995 is a result of sales at the Mill Race Creek Subdivision (Parcel 23). As of September 30, 1996, the Partnership has sold 102 of the 243 single-family lots at The Ponds of Mill Race Creek.

As of September 30, 1996, the Partnership owned twenty-four parcels of land consisting of approximately 3,571 acres and one office building. Of the approximately 3,571 acres owned, 3,094 acres are leased to local farmers and are generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The decrease in rental income and land operating expenses to Affiliates for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is due to the decrease of the land portfolio as a result of land sales. The decrease in rental income was partially offset by the annual increase in lease amounts from tenants. Land operating expenses to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to an increase in assessment fees and grounds maintenance relating to Parcel 23. This increase was partially offset by decreases in repair and maintenance, insurance and real estate taxes.

Interest income increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to the Partnership replenishing its working capital reserve, primarily from the sales at Parcel 23 and the sale of Parcel 25 and an increase in interest rates.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decreases in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due primarily to an increase in outside legal services.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to an increase in investor service expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due primarily to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.




                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996