Form 10-K405
period 1996-12-31
INLAND LAND APPRECIATION FUND II LP
filed 1997-03-27
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File #0-19220

                    Inland Land Appreciation Fund II, L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                  36-3664407
(State of organization)     (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois      60521
 (Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  630-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:          Name of each exchange on which registered:
       None                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated October 25, 1989, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
  Item  5. Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   5

  Item  6. Selected Financial Data.......................................   6

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7

  Item  8. Financial Statements and Supplementary Data...................   9

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  25


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  25

  Item 11. Executive Compensation........................................  30

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  31

  Item 13. Certain Relationships and Related Transactions................  31


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  32

  SIGNATURES.............................................................  33

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1996, the Partnership has repurchased a total of 291.65 Units for $288,360 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------  -----------------
Parcel 1, McHenry County, Illinois         372.7590             04/25/90

Parcel 2, Kendall County, Illinois          41.1180             07/06/90

Parcel 3, Kendall County, Illinois         120.8170             11/06/90

Parcel 4, Kendall County, Illinois         299.0250             06/28/91

Parcel 5, Kane County, Illinois            189.0468             02/28/91

Parcel 6, Lake County, Illinois             57.3345             04/16/91
                                             (.2580        sold 10/01/94)

Parcel 7, McHenry County, Illinois          56.7094             04/22/91

Parcel 8, Kane County, Illinois            325.3940             06/14/91
                                             (.8700        sold 04/03/96)

Parcel 9, Will County, Illinois              9.8670             08/13/91

Parcel 10, Will County, Illinois           150.6600             08/20/91

Parcel 11, Will County, Illinois           138.4470             08/20/91
                                          (138.4470        sold 05/03/93)

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
----------------------------------   --------------------  -----------------
Parcel 12, Will County, Illinois            44.7320             08/20/91

Parcel 13, Will County, Illinois             6.3420             09/23/91
                                            (6.3420        sold 05/03/93)

Parcel 14, Kendall County, Illinois         44.4030             09/03/91

Parcel 15, Kendall County, Illinois        100.3640             09/04/91
                                            (5.0000        sold 09/01/93)
                                           (11.0000        sold 12/01/94)

Parcel 16, McHenry County, Illinois        168.9050             09/13/91

Parcel 17, Kendall County, Illinois          3.4620             10/30/91

Parcel 18, McHenry County, Illinois        139.1697             11/07/91

Parcel 19, Kane County, Illinois           436.2360             12/13/91

Parcel 20, Kane & Kendall
  Counties, Illinois                       400.1290             01/31/92

Parcel 21, Kendall County, Illinois         15.0130             05/26/92

Parcel 22, Kendall County, Illinois        391.9590             10/30/92
                                           (10.0000        sold 01/06/94)
                                            (5.5380        sold 01/05/96)

Parcel 23, Kendall County, Illinois        133.4750             10/30/92
                                             (.2676        sold 03/16/93)
                                           (11.5250     donated 07/16/93)
                                           (44.0700        sold Var 1995)
                                            (8.2500        sold Var 1996)

Parcel 24, Kendall County, Illinois          4.3140             01/21/93

Parcel 25, Kendall County, Illinois        656.6870             01/28/93
                                          (656.6870        sold 10/31/95)

Parcel 26, Kane County, Illinois            89.5110             03/10/93

Parcel 27, Kendall County, Illinois         83.5250             03/11/93


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and is engaged in the rezoning and resale of the remaining parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1996, the Partnership has had multiple sales transactions through which it has disposed of approximately 898 acres of the approximately 4,480 acres originally owned.

The General Partner anticipates that land purchased by the Partnership will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. A majority of the parcels purchased by the Partnership consist of land which generates revenue from farming or other leasing activities. It is not expected that the Partnership will generate cash distributions to investors from farm leases or other activities.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.


Item 2. Properties

The Partnership owns directly the parcels of  land referred to in Item 1 and in
Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of said parcels.


Item 3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 5,041 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for the repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 19-20 of the Prospectus of the Partnership dated October 25, 1989, which is incorporated herein by reference. As of December 31, 1996, the Partnership had approximately $294,800 available for the repurchase of Units.

Item 6. Selected Financial Data


                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)


       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                 (not covered by Independent Auditors' Report)


                            1996       1995       1994       1993       1992
                            ----       ----       ----       ----       ----

Total assets........... $46,763,097 46,003,464 44,168,179 43,975,368 44,747,400
                        =========== ========== ========== ========== ==========

Total income........... $ 2,359,290  7,995,470    943,990  1,720,922    841,282
                        =========== ========== ========== ========== ==========

Net income............. $   684,711  2,885,478    254,760    580,061    452,278
                        =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit......... $     1,671    329,498        360     93,981      4,523
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit(b).. $     13.61      50.89       5.06       9.65       8.87
                        =========== ========== ========== ========== ==========
Distributions per
  Limited Partnership
  Unit from (b)(c):
Operations............. $      -          -          -          -          9.00
Sales..................        -         19.91       -         24.00       -
                        ----------- ---------- ---------- ---------- ----------
                        $      -         19.91       -         24.00       9.00
                        =========== ========== ========== ========== ==========
Weighted average
  Limited Partnership
  Units................   50,193.51  50,223.70  50,246.34  50,359.51  50,453.14
                        =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and cash distributions per Unit data is based upon the weighted average number of Units outstanding.

(c) Distributions from sales represents a return of Invested Capital, as defined in the Partnership Agreement.

(d) Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for a description of the Partnership's land acquisitions and dispositions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. The Limited
Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held.

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. As of December 31, 1996, the Partnership has had multiple sales transactions through which it has disposed of approximately 898 acres of the approximately 4,480 acres originally owned. As of December 31, 1996, cumulative distributions have totaled $2,836,963 to the Limited Partners and $93,034 to the General Partner. Of the $2,836,963 distributed to the Limited Partners, $2,115,963 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of December 31, 1996, the Partnership has used $6,019,039 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1996, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 1996, the Partnership had cash, cash equivalents and investments in marketable securities of $6,136,831, of which approximately $294,800 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $5,842,031 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership plans to maximize its parcel sales effort to realize appreciation of land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, annexed to the Village of McHenry and zoned residential, has improvements underway and sites are being marketed. Sixty-five lots of the total 130 single-family lots are under contract (see Note 6 of the Notes to Financial Statements for sale of the first two lots on February 12, 1997). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and marketing underway. Parcel 23, the Ponds at Mill Race Creek Subdivision, has 234 of the total 243 single-family lots under contract with homebuilders, of which 112 have already closed (see Note 4 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1996 result from the continued lot sales at the Mill Race Creek Subdivision (Parcel 23), 5.538 acres of Parcel 22 and .87 acres of Parcel 8. As of December 31, 1996, the Partnership has sold 112 of the 243 single-family lots at The Ponds of Mill Race Creek. Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1995 result from the sales at the Mill Race Creek Subdivision and of Parcel 25. As of December 31, 1995, the Partnership had sold seventy-four of the 243 single-family lots at The Ponds of Mill Race Creek, in addition to the multi-family portion, The Winding Waters of Mill Race Creek. Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1994 result from the sale of ten acres of Parcel 22, .258 acres of Parcel 6 and eleven acres of Parcel 15.

As of December 31, 1996, the Partnership owned twenty-four parcels of land consisting of approximately 3,569 acres and one office building. Of the approximately 3,569 acres owned, 3,094 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The decrease in rental income and land operating expenses to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to the decrease of the land portfolio as a result of land sales. The decrease in rental income was partially offset by the annual increase in lease amounts from tenants. Land operating expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in assessments fees and grounds maintenance relating to Parcel 23. This increase was partially offset by decreases in repair and maintenance, insurance and real estate taxes. The increase in rental income for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to the annual increase in lease amounts from tenants. This increase was partially offset by a decrease in rental income due to land sales. The decrease in land operating expenses for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is primarily due to the decrease in asset management fees and real estate taxes as a result of the land parcels being sold.

Interest income increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to the Partnership replenishing its working capital reserve from the sales at Parcels 23 and sale of Parcel 25 and an increase in interest rates.

Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to a decrease in legal and accounting services required by the Partnership. Professional services to Affiliates increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due primarily to an increase in legal and other professional services required by the Partnership. Professional services to non-affiliates increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to an increase in legal and accounting fees.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due primarily to a decrease in data processing expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due primarily to an increase in the Illinois Replacement Tax owed by the Partnership in 1996.

Marketing expenses to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, and increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the timing of expenses relating to marketing and advertising the Partnership's land investments. Marketing expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due to the timing of advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.


Inflation

Inflation in future periods may cause capital appreciation of the Partnership's investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) will rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation.

Item 8.  Financial Statements and Supplementary Data



                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)



                                     Index
                                     -----                                 Page
                                                                           ----

Independent Auditors' Report.............................................  10

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  11

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................  13

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994.....................................  15

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  16

  Notes to Financial Statements..........................................  17



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 31, 1997
(February 28, 1997 as to Note 6)

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995



                                    Assets
                                    ------

                                                       1996          1995
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,904,046     5,097,705
  Investments in marketable securities (Note 1)...   2,232,785          -
  Accounts and accrued interest receivable........      28,778        19,900
  Deposits and other current assets...............       2,477         2,544
                                                   ------------  ------------
Total current assets..............................   6,168,086     5,120,149
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $2,020,973 and
  $2,049,707 at December 31, 1996 and 1995,
  respectively) (Notes 1, 3 and 4):
  Land and improvements...........................  40,514,211    40,799,412
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    40,607,293    40,892,494
  Less accumulated depreciation...................      12,282         9,179
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  40,595,011    40,883,315
                                                   ------------  ------------
Total assets...................................... $46,763,097    46,003,464
                                                   ============  ============




















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1996 and 1995




                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1996          1995
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    65,387        21,907
  Accrued real estate taxes.......................     104,059        97,271
  Due to Affiliates (Note 3)......................       4,307        11,167
  Unearned income.................................      70,088        29,898
                                                   ------------  ------------
Total current liabilities.........................     243,841       160,243
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     449,394       447,723
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       356,860       355,189
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,184.52 and 50,193.52 Units outstanding
    at December 31, 1996 and 1995, respectively
    (net of offering costs of $7,532,439, of which
    $2,535,445 was paid to Affiliates)............  42,655,371    42,663,992
   Cumulative net income..........................   6,343,988     5,660,948
   Cumulative cash distributions..................  (2,836,963)   (2,836,908)
                                                   ------------  ------------
                                                    46,162,396    45,488,032
                                                   ------------  ------------
Total Partners' capital...........................  46,519,256    45,843,221
                                                   ------------  ------------
Total liabilities and Partners' capital........... $46,763,097    46,003,464
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
Income:                                  ----          ----          ----
  Sale of investment properties
    (Notes 1 and 3)................. $ 1,691,540     7,487,687       449,969
  Rental income (Note 5)............     351,065       404,792       398,366
  Interest income...................     316,685       101,691        95,570
  Other income......................        -            1,300            85
                                     ------------  ------------  ------------
                                       2,359,290     7,995,470       943,990
                                     ------------  ------------  ------------
Expenses:
  Cost of investment properties
    sold............................   1,173,955     4,630,110       231,215
  Professional services to
    Affiliates......................      30,055        42,932        27,550
  Professional services to
    non-affiliates..................      34,418        29,497        26,575
  General and administrative
    expenses to Affiliates..........      38,187        39,838        44,859
  General and administrative
    expenses to non-affiliates......      34,413        19,582        20,694
  Marketing expenses to
    Affiliates......................      45,606        77,784        44,886
  Marketing expenses to
    non-affiliates..................      58,232        20,396        26,050
  Land operating expenses to
    Affiliates......................      92,022        98,391       101,281
  Land operating expenses to
    non-affiliates..................     164,588       148,359       162,142
  Depreciation......................       3,103         3,103         3,103
  Amortization of deferred
    organization costs..............        -             -              875
                                     ------------  ------------  ------------
                                       1,674,579     5,109,992       689,230
                                     ------------  ------------  ------------
Net income.......................... $   684,711     2,885,478       254,760
                                     ============  ============  ============











                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $     1,671       329,498           360
  Limited Partners..................     683,040     2,555,980       254,400
                                     ------------  ------------  ------------
Net income.......................... $   684,711     2,885,478       254,760
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $     1,671       329,498           360
                                     ============  ============  ============

Net income per weighted average
  Limited Partner Unit (50,193.51,
  50,223.70 and 50,246.34 for the
  years ended December 31, 1996,
  1995 and 1994, respectively)...... $     13.61         50.89          5.06
                                     ============  ============  ============



























                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------- ------------- ------------
Balance January 1, 1994............. $    25,331    43,766,621    43,791,952


Repurchase of Limited Partnership
  Units.............................        -          (52,314)      (52,314)
Net income (Note 2).................         360       254,400       254,760
                                     ------------  ------------  ------------
Balance December 31, 1994...........      25,691    43,968,707    43,994,398


Repurchase of Limited Partnership
  Units.............................        -          (36,499)      (36,499)
Distributions to Partners ($19.91 per
  weighted average Limited Partnership
  Units of 50,223.70) (Note 2)......        -       (1,000,156)   (1,000,156)
Net income (Note 2).................     329,498     2,555,980     2,885,478
                                     ------------  ------------  ------------
Balance December 31, 1995...........     355,189    45,488,032    45,843,221


Repurchase of Limited Partnership
  Units.............................        -           (8,621)       (8,621)
Distributions to Partners (Note 1)..        -              (55)          (55)
Net income (Note 2).................       1,671       683,040       684,711
                                     ------------  ------------  ------------
Balance December 31, 1996........... $   356,860    46,162,396    46,519,256
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $   684,711     2,885,478       254,760
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
    Amortization of deferred
      organization costs............        -             -              875
    Depreciation....................       3,103         3,103         3,103
    Gain on sale of investment
      properties....................    (517,585)   (2,857,577)     (218,754)
    Changes in assets and liabilities:
     Accounts and accrued interest
       receivable...................      (8,878)      (11,685)        1,501
     Deposits and other current
       assets.......................          67         1,723        (3,061)
     Accounts payable...............      43,480         5,730       (10,387)
     Accrued real estate taxes......       6,788       (16,483)        9,659
     Due to Affiliates..............      (6,860)        3,044           770
     Unearned income................      40,190        (5,829)      (28,904)
Net cash provided by operating       ------------  ------------  ------------
  activities........................     245,016         7,504         9,562
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Purchases of and additions to
    investment properties...........    (888,754)   (2,257,644)   (2,323,129)
  Sale (purchase) of short-term
    investments.....................  (2,232,785)         -        1,250,000
  Proceeds from sale of investment
    properties......................   1,691,540     7,487,687       449,969
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............  (1,429,999)    5,230,043      (623,160)
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................      (8,621)      (36,499)      (52,314)
  Cash distributions................         (55)   (1,000,156)         -
                                     ------------  ------------  ------------
Net cash used in financing activities     (8,676)   (1,036,655)      (52,314)
                                     ------------  ------------  ------------
Net increase (decrease) in cash
  and cash equivalents..............  (1,193,659)    4,200,892      (665,912)
Cash and cash equivalents at
  beginning of year.................   5,097,705       896,813     1,562,725
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $ 3,904,046     5,097,705       896,813
                                     ============  ============  ============

                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1996, the Partnership has repurchased a total of 291.65 Units for $288,360 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred organization costs were amortized over a 60-month period. Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

Investments purchased with a maturity of three months or more are considered to be investments in marketable securities and are carried at cost, which approximates market.

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


For  vacant  land  parcels   and   parcels  with  insignificant  buildings  and
improvements, the Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. For parcels with significant buildings and improvements (Parcel 24, described in Note 4), the Partnership records the buildings and improvements at a cost based upon the appraised value at the date of acquisition. Buildings and improvements are depreciated using the straight-line method of depreciation over a useful life of thirty years. Repair and maintenance expenses are charged to operations as incurred. Significant improvements are capitalized and depreciated over their estimated useful lives.

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner's allocable share of the Partnership's taxable net income, if the Partner is a foreign person. The Partnership will first pay the withholding tax from the distributions to any foreign partner, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to the foreign partner. Withholding tax payments are made every April, June, September and December.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:
                                       1996                      1995
                             ------------------------- ------------------------
                                             Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ----------- ------------- ----------- ------------
Total assets................ $46,763,097   54,295,536   46,003,464   53,535,903

Partners' capital:
  General Partner...........     356,860      358,810      355,189      357,140
  Limited Partners..........  46,162,396   53,692,885   45,488,032   53,018,520

Net income:
  General Partner...........       1,671        1,670      329,498      331,461
  Limited Partners..........     683,040      818,332    2,555,980    2,648,502

Net income per Limited
  Partnership Unit..........       13.61        16.30        50.89        52.73


The net income per Limited Partnership Unit is based upon the weighted average number of Units of 50,193.51 and 50,223.70 during 1996 and 1995, respectively.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Partnership Agreement

The Partnership Agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to the Partnership's land during a given year exceed revenues of the Partnership, the General Partner will make a Supplemental Capital Contribution of such amount to the Partnership to ensure that it has sufficient funds to make such payments.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the Limited Partners and 1% to the General Partner. The net gain from sales of Partnership properties is first allocated among the Partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the General Partner in an amount equal to the proceeds distributed to the General Partner from such sale and the balance of any net gain is allocated to the Limited Partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the General Partner from such sale, the Partnership will allocate income or gain to the General Partner in an amount equal to the excess of the cash distributed to the General Partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the Limited Partners.

Distributions of Net Sale Proceeds will be allocated between the General Partner and the Limited Partners based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership.

As a general rule, Net Sale Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sale Proceeds (i) a return of their Original Capital plus
(ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital. However, with respect to each parcel of land, the General Partner's 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel ("Parcel Capital") plus a 6% per annum noncompounded Cumulative Preferred Return thereon.

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the General Partner have been paid, and the amount of any Supplemental Capital Contributions have been repaid to the General Partner, subsequent distributions shall be paid 75% to the Limited Partners and 25% to the General Partner without considering Parcel Capital. If, after all Net Sale Proceeds have been distributed, the General Partner has received more than 25% of all Net Sale Proceeds (exclusive of distributions made to the Limited Partners to return their Original Capital), the General Partner shall contribute to the Partnership for distribution to the Limited Partners an amount equal to such excess.

Any distributions from Net Sales Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first to reduction of such Invested Capital before application to payment of any deficiency in the 15% Cumulative Preferred Return.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $4,307 and $7,536 was unpaid as of December 31, 1996 and 1995, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $92,022, $98,391 and $101,281 have been incurred and paid for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $45,606, $77,784 and $44,886 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1996, 1995 and 1994, respectively, of which $3,631 was unpaid as of December 31, 1995.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $50,828, $17,828 and $30,655 have been incurred and paid for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in investment properties.

On September 28, 1994 and November 18, 1994, the General Partner established two separate letters of credit on behalf of the Partnership with a third party bank. These letters of credit were required by the Village of Oswego for construction improvements such as sewers, roads, curbs, parkway trees, sidewalks and street lights on Parcel 23. The letters of credit were in the amounts of $1,036,487 and $550,000 (subsequently reduced to $209,328 on December 2, 1994), respectively, and were fully secured by certificates of deposit. An Affiliate of the General Partner, Inland Mortgage Investment
Corporation ("IMIC"), loaned the General Partner the funds necessary to establish the letters of credit. The General Partner paid IMIC interest at a rate of prime + 1%. During August 1995, the Village of Oswego lowered the required amounts of the letters of credit to $607,500. On October 12, 1995, as a result of the completion of construction improvements on Parcel 23, the letters of credit required by the Village of Oswego were released. The General Partner's cost of funds, equal to the difference between the interest earned on the certificates of deposit and the interest paid to IMIC, was reimbursed to the General Partner by the Partnership. Such interest, totaling $43,865 and $14,191 for years ended December 31, 1995 and 1994, respectively, is included in investment properties, all of which has been paid.

                                              INLAND LAND APPRECIATION FUND II, L.P.
                                                      (a limited partnership)

                                                   Notes to Financial Statements
                                                            (continued)

(4) Investment Properties

The following real property investments are owned by the Partnership as of December 31, 1996:
                                                                                              Total
                   Gross                          Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales     Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #     County    (Sold)      Date       Costs       Costs        Costs      Acquisition       Sold     12/31/96 (d)  Recognized
------ --------- --------- --------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        203,129         -       2,431,494         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          7,324         -         600,852         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          5,889         -       1,714,546         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863            658         -       1,520,521         -

   5     Kane     189.047   02/28/91   1,954,629       94,569    2,049,198        145,445         -       2,194,643         -

   6     Lake      57.335   04/16/91     904,337       71,199      975,536         16,136        4,457      987,215         -
                    (.258)  10/01/94

   7     McHenry   56.709   04/22/91     680,513       44,444      724,957        680,468         -       1,405,425         -

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         24,102       10,000    3,773,077         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          1,034         -         219,096         -

  10     Will     150.660   08/20/91   1,866,716       89,333    1,956,049            270         -       1,956,319         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374            188         -         466,562         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270            658         -         956,928         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694         45,106      177,298      970,502         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         79,921         -       1,551,710         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326            411         -         457,737         -

  18     McHenry  139.170   11/07/91   1,160,301       58,190    1,218,491        221,127         -       1,439,618         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      1,434,566      644,441   22,646,245         -

                                              INLAND LAND APPRECIATION FUND II, L.P.
                                                      (a limited partnership)

                                                   Notes to Financial Statements
                                                            (continued)

(4) Investment Properties (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold     12/31/96 (d)  Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
        Subtotal                      $20,641,999    1,214,121   21,856,120      1,434,566      644,441   22,646,245        -

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610        117,310         -       4,800,920        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941         39,447         -       1,833,388        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          6,327         -         280,171        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         90,208      164,804    4,078,590      94,270
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.208   10/30/92    3,231,942      251,373    3,483,315      4,253,538    4,003,880    3,732,973     423,315
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996

  23A(a) Kendall     .268   10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.268)  03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316            559         -         701,875        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         53,748         -       1,324,615        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            663         -       1,039,983        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301      6,019,039    6,726,047   40,607,293     517,585
                                      ============ ============ ============ ============== ============ ============ ===========


(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold  the  28-acre  multi-family portion on June 7, 1995 and as of
    December 31, 1996, 112 of the 243 single-family lots. Of  the  131 remaining single-family lots, 122 are under contract for sale with homebuilders.  Under the purchase schedules, these lots would be sold by April 1997.

(d) The aggregate cost of real estate owned  at  December  31,  1996  for  Federal tax income purposes was approximately $40,600,000
    (unaudited).

                      INLAND LAND APPRECIATION FUND II, L.P.
                              (a limited partnership)

                           Notes to Financial Statements
                                    (continued)


(4) Investment Properties (continued)

(e) Reconciliation of real estate owned:
                                                       1996          1995
                                                       ----          ----
  Balance at January 1,........................... $40,892,494    43,264,960
  Additions during year:
  Improvements....................................     888,754     2,257,644
                                                   ------------  ------------
                                                    41,781,248    45,522,604
  Sales during year...............................   1,173,955     4,630,110
                                                   ------------  ------------
  Balance at end of year.......................... $40,607,293    40,892,494
                                                   ============  ============

(f) Reconciliation of accumulated depreciation:
                                                       1996          1995
                                                       ----          ----
  Balance at January 1,........................... $     9,179         6,076
  Depreciation expense............................       3,103         3,103
  Sales during year...............................        -             -
                                                   ------------  ------------
  Balance at end of year.......................... $    12,282         9,179
                                                   ============  ============


(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1996, the Partnership had leases of generally one year in duration, for approximately 3,094 acres of the approximately 3,582 acres owned.


(6) Subsequent Events

During February 1997, the Partnership sold Lots 92 and 93 in the Olde Mill Ponds on Boone Creek Subdivision (Parcel 7) to an unaffiliated third party for a total of $78,400. The cost allocated to these lots totalled $34,337, resulting in a gain on sale of $43,550, net of closing costs.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-owned real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the Prospectus, a copy of which description is hereby incorporated herein by reference.


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Cynthia M. Hassett...... Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    NORBERT J. TREONIS (age 46) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Builders and Managers Association of Illinois, the National Apartment Association and the Chicagoland Apartment Association.

Mr. Treonis has been the Chairman of the Board of Directors of Inland Commercial Property Management, Inc. since its formation in 1994.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions of Net Sale Proceeds based upon both an aggregate overall return to the Limited Partners and a separate return with respect to each parcel of land purchased by the Partnership as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits or Losses" at page 39 of the Prospectus, and at pages A-8 to A-9 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which descriptions is incorporated herein by reference.

The Partnership is permitted to engage in various transactions involving affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 9-11 and "Conflicts of Interest" at pages 11-13 of the Prospectus, and at pages A-11 through A-18 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which is incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1996, such costs were $68,242, of which $4,307 was unpaid as of December 31, 1996.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1996, the Partnership incurred and paid $92,022 in Asset Management Fees.

An Affiliate of the General Partner performed marketing and advertising services of the Partnership's land investments and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1996, the Partnership incurred and paid $45,606 of such costs.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. For the year ended December 31, 1996, the Partnership incurred and paid $50,828 of such costs, which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                  Amount and Nature
                                    of Beneficial             Percent
    Title of Class                    Ownership               of Class
    ---------------------        -------------------       ---------------
    Limited Partnership          140 Units directly        Less than 1/2%
     Units

    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index at page 9 of this Annual Report are filed as part of this Annual Report.

(b) Exhibits. The following documents are filed as part of this report:

    3 Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Prospectus dated October 25, 1989, as amended, are incorporated herein by reference thereto.

    28 Prospectus, to Form S-11 Registration Statement, File No. 33-30110, as filed with Securities and Exchange Commission on October 25, 1989, as amended, is incorporated herein by reference thereto.

(c) Financial Statement Schedules:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K:

    None


No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND LAND APPRECIATION FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997