Form 10-Q
period 1997-03-31
INLAND LAND APPRECIATION FUND II LP
filed 1997-05-15
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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

                     March 31, 1997 and December 31, 1996
                                  (unaudited)



                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,920,297     3,904,046
  Investments in marketable securities (Note 1)...   1,811,736     2,232,785
  Accounts and accrued interest receivable........     105,294        28,778
  Deposits and other current assets...............       8,738         2,477
                                                   ------------  ------------
Total current assets..............................   5,846,065     6,168,086
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $2,020,407 and
  $2,020,973 at March 31, 1997 and December 31,
  1996, respectively) (Notes 1 and 3):
  Land and improvements...........................  41,010,495    40,514,211
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    41,103,577    40,607,293
  Less accumulated depreciation...................      13,057        12,282
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  41,090,520    40,595,011
                                                   ------------  ------------
Total assets...................................... $46,936,585    46,763,097
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1997 and December 31, 1996
                                  (unaudited)



                      Liabilities  and Partners' Capital
                      ----------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    67,047        65,387
  Accrued real estate taxes.......................     131,291       104,059
  Due to Affiliates (Note 3)......................      95,573         4,307
  Unearned income.................................     100,340        70,088
                                                   ------------  ------------
Total current liabilities.........................     394,251       243,841
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     449,190       449,394
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       356,656       356,860
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,184.52 Units outstanding (net of offering
    costs of $7,532,439, of which $2,535,445 was
    paid to Affiliates)...........................  42,655,371    42,655,371
   Cumulative net income..........................   6,367,366     6,343,988
   Cumulative cash distributions..................  (2,837,059)   (2,836,963)
                                                   ------------  ------------
                                                    46,185,678    46,162,396
                                                   ------------  ------------
    Total Partners' capital.......................  46,542,334    46,519,256
                                                   ------------  ------------
Total liabilities and Partners' capital........... $46,936,585    46,763,097
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                       1997          1996
Income:                                                ----          ----
  Sale of investment properties (Notes 1 and 3)... $    77,887       430,140
  Rental income (Note 4)..........................      91,907        76,740
  Interest income.................................      85,612        72,947
                                                   ------------  ------------
                                                       255,406       579,827
                                                   ------------  ------------
Expenses:
  Cost of investment properties sold..............      34,337       263,002
  Professional services to Affiliates.............      10,278         4,765
  Professional services to non-affiliates.........      32,027        29,974
  General and administrative expenses to
    Affiliates....................................      10,141        12,013
  General and administrative expenses to
    non-affiliates................................      13,752        21,926
  Marketing expenses to Affiliates................      41,013        21,712
  Marketing expenses to non-affiliates............      24,078         5,582
  Land operating expenses to Affiliates...........      22,901        23,218
  Land operating expenses to non-affiliates.......      42,930        34,744
  Depreciation....................................         775           776
                                                   ------------  ------------
                                                       232,232       417,712
                                                   ------------  ------------
Net income........................................ $    23,174       162,115
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (204)          (50)
  Limited Partners................................      23,378       162,165
                                                   ------------  ------------
Net income........................................ $    23,174       162,115
                                                   ============  ============

Net loss allocated to the one General Partner
  Unit............................................ $      (204)          (50)
                                                   ============  ============
Net income per weighted average Limited
  Partnership Units (50,184.52 and 50,190.46
  for the three months ended March 31, 1997
  and 1996, respectively)......................... $       .47          3.23
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    23,174       162,115
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation..................................         775           776
    Gain on sale of investment properties.........     (43,550)     (167,138)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (76,516)      (19,831)
      Deposits and other current assets...........      (6,261)       (6,933)
      Accounts payable............................       1,660        90,885
      Accrued real estate taxes...................      27,232        17,019
      Due to Affiliates...........................      91,266        66,127
      Unearned income.............................      30,252        48,212
                                                   ------------  ------------
Net cash provided by operating activities.........      48,032       191,232
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............    (530,621)     (218,646)
  Sale (purchase) of short-term investments.......     421,049          -
  Proceeds from sale of investment properties.....      77,887       430,140
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     (31,685)      211,494
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................         (96)          (55)
                                                   ------------  ------------
Net cash used in financing activities.............         (96)          (55)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........      16,251       402,671
Cash and cash equivalents at beginning of
  period..........................................   3,904,046     5,097,705
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 3,920,297     5,500,376
                                                   ============  ============











                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 1997, the Partnership has repurchased a total of 291.65 Units for $288,360 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                                March 31, 1997
                                  (unaudited)


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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $24,426 and $4,307 were unpaid as of March 31, 1997 and December 31, 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $22,901 and $23,218 have been incurred for the three months ended March 31, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $22,901 was unpaid as of March 31, 1997.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $41,013 and $21,712 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1997 and 1996, respectively, of which $40,996 was unpaid as of March 31, 1997.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $7,250 have been incurred for the three months ended March 31, 1997 and are included in investment properties, of which $7,250 was unpaid as of March 31, 1997.

                                                INLAND LAND APPRECIATION FUND II, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investment Properties
The following real property investments are owned by the Partnership as of March 31, 1997:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)     Date         Costs       Costs        Total      Acquisition       Sold       3/31/97     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        243,964         -       2,472,329         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          7,327         -         600,855         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          5,893         -       1,714,550         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863            661         -       1,520,524         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        146,302         -       2,195,500         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         16,172        4,457      987,251         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      1,144,430       34,337    1,835,050       43,550
                    (.8724) 02/12/97

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         24,171       10,000    3,773,146         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          1,037         -         219,099         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049            274         -       1,956,323         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374            191         -         466,565         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270            711         -         956,981         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694         52,222      177,298      977,618         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         79,954         -       1,551,743         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326            448         -         457,774         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        225,469         -       1,443,960         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      1,951,926      678,778   23,129,268       43,550

                                              INLAND LAND APPRECIATION FUND II, L.P.
                                                      (a limited partnership)

                                                   Notes to Financial Statements
                                                            (continued)

(3) Investment Properties (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to    Property     Parcels at   on Sale
  #      County   (Sold)     Date         Costs       Costs        Total      Acquisition       Sold        3/31/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                      $20,641,999    1,214,121   21,856,120      1,951,926      678,778   23,129,268      43,550

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610        118,152         -       4,801,762        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941         46,673         -       1,840,614        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          6,331         -         280,175        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         90,460      164,804    4,078,842        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,257,244    4,003,880    3,736,679        -
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316            736         -         702,052        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         54,634         -       1,325,501        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            831         -       1,040,151        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301      6,549,660    6,760,384   41,103,577      43,550
                                      ============ ============ ============ ============== ============ ============ ===========


(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part  of  the  Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of March 31, 1997, 112 of the 243 single-family lots. Of the 131 remaining single-family lots, 122 are under contract for sale with homebuilders.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(3) Investment Properties (continued)

(d) Reconciliation of real estate owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $40,607,293    40,892,494
  Additions during period.........................     530,621       888,754
  Sales during period.............................      34,337     1,173,955
                                                   ------------  ------------
  Balance at end of period........................ $41,103,577    40,607,293
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $    12,282         9,179
  Depreciation expense............................         775         3,103
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    13,057        12,282
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1997, the Partnership had farm leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,580 acres owned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of March 31, 1997, the Partnership has had multiple sales transactions through which it has disposed of approximately 900 acres of the approximately 4,480 acres originally owned. As of March 31, 1997, cumulative distributions have totaled $2,837,059 to the Limited Partners and $93,034 to the General Partner. Of the $2,837,059 distributed to the Limited Partners, $2,116,059 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of March 31, 1997, the Partnership has used $6,549,660 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1997, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $5,732,033, of which approximately $298,600 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $5,433,433 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, annexed to the Village of McHenry and zoned residential, has improvements underway and sites are being marketed. Sixty-five lots of the total 130 single-family lots are under contract (see Note 3 of the Notes to Financial Statements for sale of the first two lots on February 12, 1997). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and sales marketing underway. Parcel 23, the Ponds at Mill Race Creek Subdivision, has 234 of the total 243 single-family lots under contract with homebuilders, of which 112 have already closed (see Note 3 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the three months ended March 31, 1997 is a result of the sale of lots 92 and 93 in the Olde Mill Ponds on Boone Creek Subdivision (Parcel 7). Income from the sale of investment properties and cost of investment properties sold recorded for the three months ended March 31, 1996 is a result of sales at the Mill Race Creek Subdivision (Parcel 23) and the sale of approximately 5 1/2 acres of Parcel 22.

As of March 31, 1997, the Partnership owned twenty-four parcels of land consisting of approximately 3,580 acres and one office building. Of the approximately 3,580 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The increase in rental income for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is due to an under-accrual of rental income for the three months ended March 31, 1996. Land operating expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in repair and maintenance on incidental rental buildings located on the Partnership's investment properties and real estate taxes. This increase was partially offset by decreases in assessment fees and insurance.

Interest income increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the Partnership replenishing its working capital reserve from sales and an increase in interest rates.

Professional services to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in legal services related to the increase in sales activity within the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to an increase in outside legal services related to the increase in sales activity within the Partnership.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to an decrease in investor service expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to an decrease in the Illinois Replacement Tax paid by the Partnership in 1997. This decrease was partially offset by increases in postage and printing expenses.

Marketing expenses to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.




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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997