Form 10-Q
period 1997-06-30
INLAND LAND APPRECIATION FUND II LP
filed 1997-08-11
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997

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


       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


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

                      June 30, 1997 and December 31, 1996
                                  (unaudited)



                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 4,880,657     3,904,046
  Investments in marketable securities (Note 1)...   1,011,677     2,232,785
  Accounts and accrued interest receivable........      93,708        28,778
  Other current assets............................       5,152         2,477
                                                   ------------  ------------
Total current assets..............................   5,991,194     6,168,086


Investment properties (including acquisition
  fees paid to Affiliates of $2,009,743 and
  $2,020,973 at June 30, 1997 and December 31,
  1996, respectively) (Notes 1 and 3):
  Land and improvements...........................  41,158,892    40,514,211
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    41,251,974    40,607,293
  Less accumulated depreciation...................      13,833        12,282
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  41,238,141    40,595,011
                                                   ------------  ------------
Total assets...................................... $47,229,335    46,763,097
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    65,951        65,387
  Accrued real estate taxes.......................      99,005       104,059
  Due to Affiliates (Note 2)......................      23,211         4,307
  Unearned income.................................      91,034        70,088
                                                   ------------  ------------
Total current liabilities.........................     279,201       243,841
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     449,273       449,394
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       356,739       356,860
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,174.52 and 50,184.52 Units outstanding
    at June 30, 1997 and December 31, 1996,
    respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,645,792    42,655,371
   Cumulative net income..........................   6,784,686     6,343,988
   Cumulative cash distributions..................  (2,837,083)   (2,836,963)
                                                   ------------  ------------
                                                    46,593,395    46,162,396
                                                   ------------  ------------
Total Partners' capital...........................  46,950,134    46,519,256
                                                   ------------  ------------
Total liabilities and Partners' capital........... $47,229,335    46,763,097
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Sale of investment properties
    (Notes 1 and 3)................ $  968,730    822,086  1,046,617  1,252,226
  Rental income (Note 4)...........     91,803     96,881    183,710    173,621
  Interest income..................     64,895     82,356    150,507    155,303
                                    ---------- ---------- ---------- ----------
                                     1,125,428  1,001,323  1,380,834  1,581,150
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................    559,564    590,076    593,901    853,078
  Professional services to
    Affiliates.....................      8,316      5,176     18,594      9,941
  Professional services to
    non-affiliates.................     20,192        394     52,219     30,368
  General and administrative
    expenses to Affiliates.........      6,086      8,842     16,227     20,855
  General and administrative
    expenses to non-affiliates.....      7,337      7,227     21,089     29,153
  Marketing expenses to Affiliates. 26,323 4,665 67,336 26,377 Marketing expenses to
    non-affiliates.................     28,493      3,005     52,571      8,587
  Land operating expenses to
    Affiliates.....................     22,853     23,162     45,754     46,380
  Land operating expenses to
    non-affiliates.................     28,085     43,121     71,015     77,865
  Depreciation.....................        776        775      1,551      1,551
                                    ---------- ---------- ---------- ----------
                                       708,025    686,443    940,257  1,104,155
                                    ---------- ---------- ---------- ----------
Net income......................... $  417,403    314,880    440,577    476,995
                                    ========== ========== ========== ==========









                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
Net income (loss) allocated to:
  General Partner.................. $       83        829       (121)       779
  Limited Partners.................    417,320    314,051    440,698    476,216
                                    ---------- ---------- ---------- ----------
Net income......................... $  417,403    314,880    440,577    476,995
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $       83        829       (121)       779
                                    ========== ========== ========== ==========
Net income per weighted average
  Limited Partnership Units
  (50,177.82 and 50,194.52 for the
  three months ended June 30, 1997
  and 1996, and 50,181.15 and
  50,192.49 for the six months
  ended June 30, 1997 and 1996,
  respectively).................... $     8.31       6.26       8.78       9.49
                                    ========== ========== ========== ==========




















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1997 and 1996
                                   (unaudited)


                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   440,577       476,995
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation..................................       1,551         1,551
    Gain on sale of investment properties.........    (452,716)     (399,148)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (64,930)      (36,490)
      Other current assets........................      (2,675)        1,082
      Accounts payable............................         564        10,635
      Accrued real estate taxes...................      (5,054)       (1,772)
      Due to Affiliates...........................      18,904        (6,938)
      Unearned income.............................      20,946        21,898
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     (42,833)       67,813
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............  (1,238,582)     (313,138)
  Sale (purchase) of short-term investments, net..   1,221,108    (2,025,000)
  Proceeds from sale of investment properties.....   1,046,617     1,252,226
Net cash provided by (used in) investing           ------------  ------------
  activities......................................   1,029,143    (1,085,912)
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        (120)          (55)
  Repurchase of Limited Partnership Units.........      (9,579)       (8,621)
                                                   ------------  ------------
Net cash used in financing activities.............      (9,699)       (8,676)
Net increase (decrease) in cash and                ------------  ------------
  cash equivalents................................     976,611    (1,026,775)
Cash and cash equivalents at beginning of
  period..........................................   3,904,046     5,097,705
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 4,880,657     4,070,930
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 1997, the Partnership has repurchased a total of 301.65 Units for $297,939 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                                 June 30, 1997
                                  (unaudited)


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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $358 and $4,307 were unpaid as of June 30, 1997 and December 31, 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $45,754 and $46,380 have been incurred for the six months ended June 30, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $22,853 was unpaid as of June 30, 1997.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $67,336 and $26,377 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1997 and 1996, respectively, all of which have been paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $11,750 have been incurred for the six months ended June 30, 1997 and are included in investment properties, all of which have been paid.

                                                INLAND LAND APPRECIATION FUND II, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investment Properties
The following real property investments are owned by the Partnership as of June 30, 1997:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Total      Acquisition       Sold       6/30/97     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        319,529         -       2,547,894         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          7,327         -         600,855         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          5,893         -       1,714,550         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863            661         -       1,520,524         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        148,219         -       2,197,417         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         16,172        4,457      987,251         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      1,697,143      389,071    2,033,029      392,795
                   (8.7245) Var 1997

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         24,171       10,000    3,773,146         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          1,037         -         219,099         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049            274         -       1,956,323         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374            207         -         466,581         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270            859         -         957,129         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694         74,355      177,298      999,751         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         80,004         -       1,551,793         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326            514         -         457,840         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        258,312         -       1,476,803         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      2,637,377    1,033,512   23,459,985      392,795

                                              INLAND LAND APPRECIATION FUND II, L.P.
                                                      (a limited partnership)

                                                   Notes to Financial Statements
                                                            (continued)

(3) Investment Properties (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to    Property     Parcels at   on Sale
  #      County   (Sold)      Date        Costs       Costs        Total      Acquisition       Sold        6/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
        Subtotal                      $20,641,999    1,214,121   21,856,120      2,637,377    1,033,512   23,459,985     392,795

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610        120,011         -       4,803,621        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941         61,689         -       1,855,630        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          6,331         -         280,175        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         90,526      164,804    4,078,908        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,262,274    4,208,710    3,536,879      59,921
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (1.520)  Var 1997

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316            761         -         702,077        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         55,148         -       1,326,015        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            831         -       1,040,151        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301      7,257,621    7,319,948   41,251,974     452,716
                                      ============ ============ ============ ============== ============ ============ ===========


(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part  of  the  Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of June 30, 1997, 119 of the 243 single-family  lots. Of the 124 remaining single-family lots, 115 are under contract for sale with homebuilders.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(3) Investment Properties (continued)

(d) Reconciliation of real estate owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $40,607,293    40,892,494
  Additions during period.........................   1,238,582       888,754
  Sales during period.............................     593,901     1,173,955
                                                   ------------  ------------
  Balance at end of period........................ $41,251,974    40,607,293
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $    12,282         9,179
  Depreciation expense............................       1,551         3,103
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    13,833        12,282
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1997, the Partnership had farm leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,571 acres owned.


(5) Subsequent Events

On July 7, 1997, the Partnership paid a distribution of $4,000,000 to the Limited Partners. This distribution was from net sales proceeds previously held on sales from Parcels 23 and 25.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of June 30, 1997, the Partnership has had multiple sales transactions through which it has disposed of approximately 909 acres of the approximately 4,480 acres originally owned. As of June 30, 1997, cumulative distributions have totaled $2,837,083 to the Limited Partners and $93,034 to the General Partner. Of the $2,837,083 distributed to the Limited Partners, $2,116,083 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of June 30, 1997, the Partnership has used $7,257,621 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1997, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $5,892,334, of which approximately $293,400 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $5,598,934 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

On July 7, 1997, the Partnership paid a distribution of $4,000,000 to the Limited Partners resulting in cumulative distributions of $6,837,083. This distribution was from net sales proceeds previously held on sales from Parcels 23 and 25.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has sixty-five of the total 130 single-family lots under contract with a homebuilder, of which twenty have already closed (see Note 3 of the Notes to Financial Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and sales marketing underway. Parcel 23, the Ponds at Mill Race Creek Subdivision, has 234 of the total 243 single-family lots under contract with homebuilders, of which 119 have already closed (see
Note 3 of the Notes  to  Financial  Statements for further discussion on Parcel
23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the six months ended June 30, 1997 is the result of the sale of twenty lots in the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel
23). Income from the sale of investment properties and cost of investment properties sold recorded for the six months ended June 30, 1996 is the result of lot sales at the Ponds at Mill Race Creek subdivision (Parcel 23) and the sale of approximately 5 1/2 acres of Parcel 22.

As of June 30, 1997, the Partnership owned twenty-four parcels of land consisting of approximately 3,571 acres and one office building. Of the approximately 3,571 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The increase in rental income for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due to annual increases in lease amounts from tenants. Land operating expenses to non-affiliates decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to decreases in assessments fees, real estate taxes and insurance. This decrease was partially offset by an increase in repair and maintenance expenses on incidental rental buildings located on the Partnership's investment properties.

Interest income decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to the Partnership using its working capital reserve to fund pre-development activity on the Partnership's investment properties. This decrease was partially offset by an increase in interest rates.

Professional services to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in legal and accounting services related to the increase in sales activity within the Partnership. Professional services to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due primarily to an increase in outside legal services.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due primarily to a decrease in data processing expenses. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due primarily to an decrease in the Illinois Replacement Tax paid by the Partnership in 1997. This decrease was partially offset by increases in postage and printing expenses.

Marketing expenses to Affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.




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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997