Form 10-Q
period 1997-09-30
INLAND LAND APPRECIATION FUND II LP
filed 1997-11-13
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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

                   September 30, 1997 and December 31, 1996
                                  (unaudited)



                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   922,435     3,904,046
  Investments in marketable securities (Note 1)...     757,320     2,232,785
  Accounts and accrued interest receivable........     149,013        28,778
  Other current assets............................       3,765         2,477
                                                   ------------  ------------
Total current assets..............................   1,832,533     6,168,086
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $2,004,510 and
  $2,020,973 at September 30, 1997 and December
  31, 1996, respectively) (Notes 1 and 3):
  Land and improvements...........................  41,353,071    40,514,211
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    41,446,153    40,607,293
  Less accumulated depreciation...................      14,609        12,282
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  41,431,544    40,595,011
                                                   ------------  ------------
Total assets...................................... $43,264,077    46,763,097
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    20,775        65,387
  Accrued real estate taxes.......................      75,962       104,059
  Due to Affiliates (Note 2)......................      71,700         4,307
  Unearned income.................................      86,170        70,088
                                                   ------------  ------------
Total current liabilities.........................     254,607       243,841
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     448,683       449,394
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       356,149       356,860
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,164.52 and 50,184.52 Units outstanding
    as of September 30, 1997 and December 31,
    1996, respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,637,010    42,655,371
   Cumulative net income..........................   6,853,064     6,343,988
   Cumulative cash distributions..................  (6,836,753)   (2,836,963)
                                                   ------------  ------------
                                                    42,653,321    46,162,396
                                                   ------------  ------------
Total Partners' capital...........................  43,009,470    46,519,256
                                                   ------------  ------------
Total liabilities and Partners' capital........... $43,264,077    46,763,097
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Sale of investment properties
    (Notes 1 and 3)................ $ 367,870     39,265  1,414,487  1,291,491
  Rental income (Note 4)...........    90,731     94,183    274,441    267,804
  Interest income..................    25,076     81,671    175,583    236,974
  Other income.....................        20        166         20        166
                                    ---------- ---------- ---------- ----------
                                      483,697    215,285  1,864,531  1,796,435
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................   241,073     29,084    834,974    882,162
  Professional services to
    Affiliates.....................    10,200      6,793     28,794     16,734
  Professional services to
    non-affiliates.................       340        289     52,559     30,657
  General and administrative
    expenses to Affiliates.........     5,120     12,413     21,347     33,268
  General and administrative
    expenses to non-affiliates.....     4,004      3,813     25,093     32,966
  Marketing expenses to Affiliates.    33,147      9,192    100,483     35,569
  Marketing expenses to
    non-affiliates.................    51,970     37,034    104,541     45,621
  Land operating expenses to
    Affiliates.....................    22,778     22,712     68,532     69,092
  Land operating expenses to
    non-affiliates.................    46,501     46,736    117,516    124,601
  Depreciation.....................       776        776      2,327      2,327
                                    ---------- ---------- ---------- ----------
                                      415,909    168,842  1,356,166  1,272,997
                                    ---------- ---------- ---------- ----------
Net income......................... $  67,788     46,443    508,365    523,438
                                    ========== ========== ========== ==========








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1997       1996       1997       1996
Net income (loss) allocated to:        ----       ----       ----       ----
  General Partner.................. $    (590)       362       (711)     1,141
  Limited Partners.................    68,378     46,081    509,076    522,297
                                    ---------- ---------- ---------- ----------
Net income......................... $  67,788     46,443    508,365    523,438
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $    (590)       362       (711)     1,141
                                    ========== ========== ========== ==========
Net income per weighted average
  Limited Partner Unit (50,164.52
  and 50,184.52 for the three months
  ended September 30, 1997 and 1996,
  respectively, and 50,175.55 and
  50,186.49 for the nine months
  ended September 30, 1997 and 1996,
  respectively).................... $    1.37        .92      10.15      10.41
                                    ========== ========== ========== ==========





















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                                   (unaudited)


                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   508,365       523,438
  Adjustments to reconcile net income to net
      cash used in operating activities:
    Depreciation..................................       2,327         2,327
    Gain on sale of investment properties.........    (579,513)     (409,329)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (120,235)     (125,430)
      Other current assets........................      (1,288)       (9,615)
      Accounts payable............................     (44,612)       (7,508)
      Accrued real estate taxes...................     (28,097)      (19,323)
      Due to Affiliates...........................      67,393       (10,765)
      Unearned income.............................      16,082        23,320
                                                   ------------  ------------
Net cash used in operating activities.............    (179,578)      (32,885)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............  (1,673,834)     (437,030)
  Sale (purchase) of short-term investments, net..   1,475,465    (2,025,000)
  Proceeds from sale of investment properties.....   1,414,487     1,291,491
Net cash provided by (used in) investing           ------------  ------------
  activities......................................   1,216,118    (1,170,539)
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................  (4,000,000)         -
  Foreign Partners' withholding...................         210           (55)
  Repurchase of Limited Partnership Units.........     (18,361)       (8,621)
                                                   ------------  ------------
Net cash used in financing activities.............  (4,018,151)       (8,676)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........  (2,981,611)   (1,212,100)
Cash and cash equivalents at beginning of
  period..........................................   3,904,046     5,097,705
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   922,435     3,885,605
                                                   ============  ============









                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 1997, the Partnership has repurchased a total of 311.65 Units for $306,721 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1997, the Partnership has not recognized any such impairment.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $15,902 and $4,307 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $68,532 and $69,092 have been incurred for the nine months ended September 30, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $22,778 was unpaid as of September 30, 1997.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $100,483 and $35,569 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1997 and 1996, respectively, of which $33,020 was unpaid as of September 30, 1997.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, all of which have been paid.

                                                INLAND LAND APPRECIATION FUND II, L.P.
                                                        (a limited partnership)

                                                     Notes to Financial Statements
                                                              (continued)

(3) Investment Properties
The following real property investments are owned by the Partnership as of September 30, 1997:
                                                                                                           Total
                   Gross                           Initial Costs                 Costs                   Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to   Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Total      Acquisition      Sold       9/30/97     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ ------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        353,061         -       2,581,426         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          7,327         -         600,855         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          5,893         -       1,714,550         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863            661         -       1,520,524         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        151,474         -       2,200,672         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         16,172        4,457      987,251         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      1,993,208      483,567    2,234,598      454,163
                  (10.9057) Var 1997

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         24,171       10,000    3,773,146         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          1,415         -         219,477         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049            651         -       1,956,700         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374            585         -         466,959         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270          1,486         -         957,756         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        102,067      177,298    1,027,463         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         80,004         -       1,551,793         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          1,141         -         458,467         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        263,709         -       1,482,200         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      3,005,725    1,128,008   23,733,837      454,163


                                     -10-



                                              INLAND LAND APPRECIATION FUND II, L.P.
                                                      (a limited partnership)

                                                   Notes to Financial Statements
                                                            (continued)

(3) Investment Properties (continued)
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized    Costs of      Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition               Subsequent to   Property     Parcels at   on Sale
  #      County   (Sold)      Date        Costs       Costs        Total      Acquisition      Sold        9/30/97    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ ------------- ------------ ------------ ------------
        Subtotal                      $20,641,999    1,214,121   21,856,120     3,005,725    1,128,008   23,733,837     454,163

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610       129,892         -       4,813,502        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941        77,454         -       1,871,395        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844         6,331         -         280,175        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186        90,526      164,804    4,078,908        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315     4,301,392    4,355,287    3,429,420     125,350
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.606)  Var 1997

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713          -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316         1,388         -         702,704        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533          -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536        22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867        56,661         -       1,327,528        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320           831         -       1,040,151        -
                                      ------------ ------------ ------------ ------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301     7,692,873    7,561,021   41,446,153     579,513
                                      ============ ============ ============ ============= ============ ============ ===========

(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part  of  the  Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of September 30, 1997, 124 of the 243 single-family lots. Of the 119 remaining single-family lots, 110 are under contract for sale with homebuilders.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(3) Investment Properties (continued)

(d) Reconciliation of real estate owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $40,607,293    40,892,494
  Additions during period.........................   1,673,834       888,754
  Sales during period.............................     834,974     1,173,955
                                                   ------------  ------------
  Balance at end of period........................ $41,446,153    40,607,293
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $    12,282         9,179
  Depreciation expense............................       2,327         3,103
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    14,609        12,282
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1997, the Partnership had farm leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,568 acres owned.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 1997, the Partnership has had multiple sales transactions through which it has disposed of approximately 912 acres of the approximately 4,480 acres originally owned. As of September 30, 1997, cumulative distributions have totaled $6,836,753 to the Limited Partners and $93,034 to the General Partner. Of the $6,836,753 distributed to the Limited Partners, $6,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 1997, the Partnership has used $7,692,873 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1997, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $1,679,755, of which approximately $288,800 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,390,955 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

On July 7, 1997, the Partnership paid a distribution of $4,000,000 to the Limited Partners resulting in cumulative distributions of $6,836,753. This distribution was from net sales proceeds previously held on sales from Parcels 23 and 25.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has sixty-five of the total 130 single-family lots under contract with a homebuilder, of which twenty-four have already closed (see Note 3 of the Notes to Financial Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and sales marketing underway. Parcel 23, the Ponds at Mill Race Creek Subdivision, has 234 of the total 243 single-family lots under contract with homebuilders, of which 124 have already closed (see
Note 3 of the Notes  to  Financial  Statements for further discussion on Parcel
23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the three and nine months ended September 30, 1997 is the result of the sale of twenty-four lots in the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23). Income from the sale of investment properties and cost of investment properties sold recorded for the three and nine months ended September 30, 1996 is the result of lot sales at the Ponds at Mill Race Creek subdivision (Parcel 23) and the sale of approximately 5 1/2 acres of Parcel 22.

As of September 30, 1997, the Partnership owned twenty-four parcels of land consisting of approximately 3,568 acres and one office building. Of the approximately 3,568 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The increase in rental income for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is due to annual increases in lease amounts from tenants. Land operating expenses to non-affiliates decreased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to a decrease in real estate taxes. This decrease was partially offset by an increase in assessment fees and repair and maintenance expenses on incidental rental buildings located on the Partnership's investment properties.

Interest income decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to the Partnership distributing net sales proceeds of $4,000,000 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties.

Professional services to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in legal and accounting services related to the increase in sales activity within the Partnership. Professional services to non-affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due primarily to an increase in outside legal services.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to decreases in postage and data processing expenses. General and administrative expenses to non-affiliates decreased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due primarily to a decrease in the Illinois Replacement Tax paid by the Partnership in 1997. This decrease was partially offset by an increase in printing expenses.

Marketing expenses to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in expenses relating to marketing and advertising the Partnership's land investments for sale. Marketing expenses to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.




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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997