Form 10-K
period 1997-12-31
INLAND LAND APPRECIATION FUND II LP
filed 1998-03-26
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
  Item  5. Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   6

  Item  6. Selected Financial Data.......................................   7

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8

  Item  8. Financial Statements and Supplementary Data...................  11

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  26


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  26

  Item 11. Executive Compensation........................................  31

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  32

  Item 13. Certain Relationships and Related Transactions................  32


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  33

  SIGNATURES.............................................................  34

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1997, the Partnership has repurchased a total of 311.65 Units for $306,721 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment. A presentation of information about industry segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------  ----------------
Parcel 1, McHenry County, Illinois         372.7590             04/25/90

Parcel 2, Kendall County, Illinois          41.1180             07/06/90

Parcel 3, Kendall County, Illinois         120.8170             11/06/90

Parcel 4, Kendall County, Illinois         299.0250             06/28/91

Parcel 5, Kane County, Illinois            189.0468             02/28/91

Parcel 6, Lake County, Illinois             57.3345             04/16/91
                                             (.2580        sold 10/01/94)

Parcel 7, McHenry County, Illinois          56.7094             04/22/91
                                           (12.6506        sold Var 1997)

Parcel 8, Kane County, Illinois            325.3940             06/14/91
                                             (.8700        sold 04/03/96)

Parcel 9, Will County, Illinois              9.8670             08/13/91

Parcel 10, Will County, Illinois           150.6600             08/20/91

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------  ----------------

Parcel 11, Will County, Illinois           138.4470             08/20/91
                                          (138.4470        sold 05/03/93)

Parcel 12, Will County, Illinois            44.7320             08/20/91

Parcel 13, Will County, Illinois             6.3420             09/23/91
                                            (6.3420        sold 05/03/93)

Parcel 14, Kendall County, Illinois         44.4030             09/03/91

Parcel 15, Kendall County, Illinois        100.3640             09/04/91
                                            (5.0000        sold 09/01/93)
                                           (11.0000        sold 12/01/94)

Parcel 16, McHenry County, Illinois        168.9050             09/13/91

Parcel 17, Kendall County, Illinois          3.4620             10/30/91

Parcel 18, McHenry County, Illinois        139.1697             11/07/91

Parcel 19, Kane County, Illinois           436.2360             12/13/91

Parcel 20, Kane & Kendall
  Counties, Illinois                       400.1290             01/31/92

Parcel 21, Kendall County, Illinois         15.0130             05/26/92

Parcel 22, Kendall County, Illinois        391.9590             10/30/92
                                           (10.0000        sold 01/06/94)
                                            (5.5380        sold 01/05/96)

Parcel 23, Kendall County, Illinois        133.4750             10/30/92
                                             (.2676        sold 03/16/93)
                                           (11.5250     donated 07/16/93)
                                           (44.0700        sold Var 1995)
                                            (8.2500        sold Var 1996)
                                            (2.6100        sold Var 1997)

Parcel 24, Kendall County, Illinois          4.3140             01/21/93

Parcel 25, Kendall County, Illinois        656.6870             01/28/93
                                          (656.6870        sold 10/31/95)

Parcel 26, Kane County, Illinois            89.5110             03/10/93

Parcel 27, Kendall County, Illinois         83.5250             03/11/93


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and is engaged in the rezoning and resale of the remaining parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land is approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1997, the Partnership has had multiple sales transactions through which it has disposed of approximately 914 acres of the approximately 4,480 acres originally owned.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made for a description of such terms and transactions.

The Partnership has reviewed its current computer systems and does not anticipate any future costs or problems relating to the year 2000.


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

There were no matters submitted to a vote of security holders during 1997.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 4,994 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for the repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 19-20 of the Prospectus of the Partnership dated October 25, 1989, which is incorporated herein by reference. As of December 31, 1997, the Partnership had approximately $292,800 available for the repurchase of Units.

Item 6. Selected Financial Data


                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)


       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                 (not covered by Independent Auditors' Report)


                           1997       1996       1995       1994       1993
                           ----       ----       ----       ----       ----

Total assets.......... $43,263,842 46,763,097 46,003,464 44,168,179 43,975,368
                       =========== ========== ========== ========== ==========

Total income.......... $ 2,174,319  2,359,290  7,995,470    943,990  1,720,922
                       =========== ========== ========== ========== ==========

Net income............ $   518,404    684,711  2,885,478    254,760    580,061
                       =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit........ $        60      1,671    329,498        360     93,981
                       =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit(b). $     10.33      13.61      50.89       5.06       9.65
                       =========== ========== ========== ========== ==========
Distributions per
  Limited Partnership
  Unit from sales
  (b)(c).............. $     79.72       -         19.91       -         24.00
                       =========== ========== ========== ========== ==========
Weighted average
  Limited Partnership
  Units...............   50,172.77  50,193.51  50,223.70  50,246.34  50,359.51
                       =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distributions per Unit data is based upon the weighted average number of Units outstanding.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. As of December 31, 1997, the Partnership has had multiple sales transactions through which it has disposed of approximately 914 acres of the approximately 4,480 acres originally owned. As of December 31, 1997, cumulative distributions have totaled $6,836,753 to the Limited Partners and $93,034 to the General Partner. Of the $6,836,753 distributed to the Limited Partners, $6,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of December 31, 1997, the Partnership has used $8,368,003 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1997, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 1997, the Partnership had cash, cash equivalents and investments in marketable securities of $1,393,110, of which approximately $292,800 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,100,310 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

On July 7, 1997, the Partnership paid a distribution of $3,999,790 to the Limited Partners resulting in cumulative distributions of $6,836,753. This distribution was from net sales proceeds previously held on sales from Parcels 23 and 25.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has sixty-five of the total 130 single-family lots under contract with a homebuilder, of which twenty-nine have already closed (see Note 4 of the Notes to Financial Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and sales marketing underway. Parcel 23, the Ponds at Mill Race Creek Subdivision, has 234 of the total 243 single-family lots under contract with homebuilders, of which 129 have already closed (see
Note 4 of the Notes  to  Financial  Statements for further discussion on Parcel
23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1997 is the result of the sale of twenty-nine lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds at Mill Race Creek subdivision (Parcel
23). As of December 31, 1997, the Partnership has sold 129 of the 243 single-family lots at the Ponds of Mill Race Creek, in addition to the multi-family portion, The Winding Waters of Mill Race Creek. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1996 is the result of the lot sales at the Mill Race Creek Subdivision (Parcel 23), 5.538 acres of Parcel 22 and .87 acres of Parcel 8. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1995 is the result of the sales at the Mill Race Creek Subdivision and of Parcel 25.

As of December 31, 1997, the Partnership owned twenty-four parcels of land consisting of approximately 3,566 acres and one office building. Of the approximately 3,566 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. The increase in rental income for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to annual increases in lease amounts from tenants. The decrease in rental income and land operating expenses to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to the decrease of the land portfolio as a result of land sales. The decrease in rental income was partially offset by the annual increase in lease amounts from tenants. Land operating expenses to non-affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to decreases in assessments and grounds maintenance relating to Parcel 23 and real estate taxes. Land operating expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in assessments fees and grounds maintenance relating to Parcel
23. This increase was partially offset by decreases in repair and maintenance, insurance and real estate taxes.

Interest income decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the Partnership distributing net sales proceeds of approximately $4,000,000 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties. Interest income increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the Partnership replenishing its working capital reserve from the sales at Parcels 23 and sale of Parcel 25 and an increase in interest rates on short-term investments.

Professional services to Affiliates and non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in legal and accounting services related to the increase in sales activity within the Partnership. Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to a decrease in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to an increase in legal and accounting fees.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due primarily to a decrease in investor services and data processing expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996 and increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due primarily to the Illinois Replacement Tax paid by the Partnership.

Marketing expenses to Affiliates decreased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, and marketing expenses to non-affiliates increased for the years ended December 31, 1997 and 1996, as compared to the year ended December 31, 1995, due to decreases in expenses relating to marketing and advertising the Partnership's land investments for sale paid to Affiliates and increases in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers paid to non-affiliates.

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


Item 8.  Financial Statements and Supplementary Data


                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)



                                     Index
                                     -----

                                                                         Page
                                                                         ----

Independent Auditors' Report............................................  12

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996............................  13

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995....................................  15

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995....................................  17

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995....................................  18

  Notes to Financial Statements.........................................  19



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
February 4, 1998

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996



                                    Assets
                                    ------

                                                       1997          1996
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   961,428     3,904,046
  Short-term investments (Note 1).................     431,682     2,232,785
  Accounts and accrued interest receivable........      25,065        28,778
  Other current assets............................       2,380         2,477
                                                   ------------  ------------
Total current assets..............................   1,420,555     6,168,086
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $1,996,952 and
  $2,020,973 at December 31, 1997 and 1996,
  respectively) (Notes 1, 3 and 4):
  Land and improvements...........................  41,765,589    40,514,211
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    41,858,671    40,607,293
  Less accumulated depreciation...................      15,384        12,282
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  41,843,287    40,595,011
                                                   ------------  ------------
Total assets...................................... $43,263,842    46,763,097
                                                   ============  ============




















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1997 and 1996




                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1997          1996
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    21,221        65,387
  Accrued real estate taxes.......................     100,993       104,059
  Due to Affiliates (Note 3)......................      12,450         4,307
  Unearned income.................................     109,669        70,088
                                                   ------------  ------------
Total current liabilities.........................     244,333       243,841
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     449,454       449,394
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       356,920       356,860
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,164.52 and 50,184.52 Units outstanding
    at December 31, 1997 and 1996, respectively
    (net of offering costs of $7,532,439, of which
    $2,535,445 was paid to Affiliates)............  42,637,010    42,655,371
   Cumulative net income..........................   6,862,332     6,343,988
   Cumulative cash distributions..................  (6,836,753)   (2,836,963)
                                                   ------------  ------------
                                                    42,662,589    46,162,396
                                                   ------------  ------------
Total Partners' capital...........................  43,019,509    46,519,256
                                                   ------------  ------------
Total liabilities and Partners' capital........... $43,263,842    46,763,097
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Income:                                  ----          ----          ----
  Sale of investment properties
    (Notes 1 and 3)................. $ 1,609,943     1,691,540     7,487,687
  Rental income (Note 5)............     369,362       351,065       404,792
  Interest income...................     194,994       316,685       101,691
  Other income......................          20          -            1,300
                                     ------------  ------------  ------------
                                       2,174,319     2,359,290     7,995,470
                                     ------------  ------------  ------------
Expenses:
  Cost of investment properties
    sold............................   1,097,586     1,173,955     4,630,110
  Professional services to
    Affiliates......................      42,021        30,055        42,932
  Professional services to
    non-affiliates..................      52,705        34,418        29,497
  General and administrative
    expenses to Affiliates..........      28,843        38,187        39,838
  General and administrative
    expenses to non-affiliates......      26,482        34,413        19,582
  Marketing expenses to
    Affiliates......................      26,204        45,606        77,784
  Marketing expenses to
    non-affiliates..................     134,981        58,232        20,396
  Land operating expenses to
    Affiliates......................      91,270        92,022        98,391
  Land operating expenses to
    non-affiliates..................     152,721       164,588       148,359
  Depreciation......................       3,102         3,103         3,103
                                     ------------  ------------  ------------
                                       1,655,915     1,674,579     5,109,992
                                     ------------  ------------  ------------
Net income.......................... $   518,404       684,711     2,885,478
                                     ============  ============  ============













                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $        60         1,671       329,498
  Limited Partners..................     518,344       683,040     2,555,980
                                     ------------  ------------  ------------
Net income.......................... $   518,404       684,711     2,885,478
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $        60         1,671       329,498
                                     ============  ============  ============

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (50,172.77, 50,193.51 and
  50,223.70 for the years ended
  December 31, 1997, 1996 and 1995,
  respectively)..................... $     10.33         13.61         50.89
                                     ============  ============  ============
























                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------- ------------- ------------
Balance January 1, 1995............. $    25,691    43,968,707    43,994,398


Repurchase of Limited Partnership
  Units.............................        -          (36,499)      (36,499)
Distributions to Partners ($19.91 per
  weighted average Limited Partnership
  Units of 50,223.70) (Note 2)......        -       (1,000,156)   (1,000,156)
Net income (Note 2).................     329,498     2,555,980     2,885,478
                                     ------------  ------------  ------------
Balance December 31, 1995...........     355,189    45,488,032    45,843,221


Repurchase of Limited Partnership
  Units.............................        -           (8,621)       (8,621)
Distributions to Partners (Note 1)..        -              (55)          (55)
Net income (Note 2).................       1,671       683,040       684,711
                                     ------------  ------------  ------------
Balance December 31, 1996...........     356,860    46,162,396    46,519,256


Repurchase of Limited Partnership
  Units.............................        -          (18,361)      (18,361)
Distributions to Partners ($79.72 per
  weighted average Limited Partnership
  Units of 50,172.77) (Note 2)......        -       (3,999,790)   (3,999,790)
Net income (Note 2).................          60       518,344       518,404
                                     ------------  ------------  ------------
Balance December 31, 1997........... $   356,920    42,662,589    43,019,509
                                     ============  ============  ============













                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $   518,404       684,711     2,885,478
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
    Depreciation....................       3,102         3,103         3,103
    Gain on sale of investment
      properties....................    (512,357)     (517,585)   (2,857,577)
    Changes in assets and liabilities:
     Accounts and accrued interest
       receivable...................       3,713        (8,878)      (11,685)
     Other current assets...........          97            67         1,723
     Accounts payable...............     (44,166)       43,480         5,730
     Accrued real estate taxes......      (3,066)        6,788       (16,483)
     Due to Affiliates..............       8,143        (6,860)        3,044
     Unearned income................      39,581        40,190        (5,829)
Net cash provided by operating       ------------  ------------  ------------
  activities........................      13,451       245,016         7,504
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Additions to investment properties  (2,348,964)     (888,754)   (2,257,644)
  Sale (purchase) of short-term
    investments, net................   1,801,103    (2,232,785)         -
  Proceeds from sale of investment
    properties......................   1,609,943     1,691,540     7,487,687
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   1,062,082    (1,429,999)    5,230,043
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................     (18,361)       (8,621)      (36,499)
  Cash distributions................  (3,999,790)          (55)   (1,000,156)
                                     ------------  ------------  ------------
Net cash used in financing activities (4,018,151)       (8,676)   (1,036,655)
Net increase (decrease) in cash      ------------  ------------  ------------
  and cash equivalents..............  (2,942,618)   (1,193,659)    4,200,892
Cash and cash equivalents at
  beginning of year.................   3,904,046     5,097,705       896,813
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   961,428     3,904,046     5,097,705
                                     ============  ============  ============






                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1997, the Partnership has repurchased a total of 311.65 Units for $306,721 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

Investments purchased with a maturity of three months or more are considered to be short-term investments and are carried at cost, which approximates market.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1997 and 1996, the Partnership has not recognized any such impairment.

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
                                       1997                      1996
                             ------------------------- ------------------------
                                             Tax                       Tax
                                GAAP         Basis        GAAP         Basis
                                Basis     (unaudited)     Basis     (unaudited)
                             ----------- ------------- ----------- ------------
Total assets................ $43,263,842   50,796,281   46,763,097   54,295,536

Partners' capital:
  General Partner...........     356,920      358,874      356,860      358,810
  Limited Partners..........  42,662,589   50,193,075   46,162,396   53,692,885

Net income:
  General Partner...........          60           64        1,671        1,670
  Limited Partners..........     518,344      518,340      683,040      818,332

Net income per Limited
  Partnership Unit, basic
  and diluted...............       10.33        10.33        13.61        16.30

The net income per Unit, basic and diluted, is based upon the weighted average number of Units of 50,172.77 and 50,193.51 during 1997 and 1996, respectively.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $3,977 and $4,307 was unpaid as of December 31, 1997 and 1996, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $91,270, $92,022 and $98,391 have been incurred and paid for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $26,204, $45,606 and $77,784 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 1997, 1996 and 1995, respectively, of which $8,473 was unpaid as of December 31, 1997.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $139,696, $50,828 and $17,828 have been incurred and paid for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in investment properties.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(4) Investment Properties

The following real property investments are owned by the Partnership as of December 31, 1997:

                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       12/31/97   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        397,406         -       2,625,771         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          8,156         -         601,684         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          7,147         -       1,715,804         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          2,184         -       1,522,047         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        156,690         -       2,205,888         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         18,215        4,457      989,294         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      2,440,914      746,179    2,419,692      387,006
                  (12.6506) Var 1997

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         26,241       10,000    3,775,216         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          4,248         -         222,310         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          3,560         -       1,959,609         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          3,235         -         469,609         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270          3,874         -         960,144         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        108,459      177,298    1,033,855         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         81,713         -       1,553,502         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          2,717         -         460,043         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        267,891         -       1,486,382         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      3,535,350    1,390,620   24,000,850      387,006





                                                                -23-


                                     -23-


                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(4) Investment Properties (continued)
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       12/31/97   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
   Subtotal                $20,641,999               1,214,121   21,856,120      3,535,350    1,390,620   24,000,850     387,006

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610        138,215         -       4,821,825        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941        104,195         -       1,898,136        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          7,263         -         281,107        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         91,848      164,804    4,080,230        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,407,768    4,355,287    3,535,796     125,351
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316          1,756         -         703,072        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         58,106         -       1,328,973        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            829         -       1,040,149        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301      8,368,003    7,823,633   41,858,671     512,357
                                      ============ ============ ============ ============== ============ ============ ===========













                                                               -24-

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

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of December 31, 1997, 129 of the 243 single-family lots.

(d) Reconciliation of investment properties owned:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $40,607,293    40,892,494
  Additions during year:
  Improvements....................................   2,348,964       888,754
                                                   ------------  ------------
                                                    42,956,257    41,781,248
  Sales during year...............................   1,097,586     1,173,955
                                                   ------------  ------------
  Balance at December 31,......................... $41,858,671    40,607,293
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1997          1996
                                                       ----          ----
  Balance at January 1,........................... $    12,282         9,179
  Depreciation expense............................       3,102         3,103
  Sales during year...............................        -             -
                                                   ------------  ------------
  Balance at December 31,......................... $    15,384        12,282
                                                   ============  ============

(f) The aggregate cost of investment properties owned at December 31, 1997 for Federal income tax purposes was approximately $41,770,000 (unaudited).


(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1997, the Partnership had leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,566 acres owned.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1997.



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

    DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 47) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, and Metropolitan Construction Services, Inc. Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1997, such costs were $70,864, of which $3,977 was unpaid as of December 31, 1997.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1997, the Partnership incurred and paid $91,270 in Asset Management Fees.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1997, such costs were $26,204, of which $8,473 was unpaid as of December 31, 1997.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. For the year ended December 31, 1997, the Partnership incurred and paid $139,696 of such costs, which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                  Amount and Nature
                                    of Beneficial             Percent
    Title of Class                    Ownership               of Class
    -------------------          --------------------      --------------
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

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index at page 11 of this Annual Report are filed as part of this Annual Report.

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

(d) Reports on Form 8-K:

    None


No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND LAND APPRECIATION FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 26, 1998

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 26, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 26, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 26, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 26, 1998