Form 10-Q
period 1998-03-31
INLAND LAND APPRECIATION FUND II LP
filed 1998-05-15
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,376,531       961,428
  Short-term investments (Note 1).................     431,682       431,682
  Accounts and accrued interest receivable........      37,647        25,065
  Other current assets............................       1,039         2,380
                                                   ------------  ------------
Total current assets..............................   1,846,899     1,420,555
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $1,997,988 and
  $2,003,096 at March 31, 1998 and December 31,
  1997, respectively) (Notes 1 and 3):
  Land and improvements...........................  41,656,665    41,765,589
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    41,749,747    41,858,671
  Less accumulated depreciation...................      16,160        15,384
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  41,733,587    41,843,287
                                                   ------------  ------------
Total assets...................................... $43,580,486    43,263,842
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1998 and December 31, 1997
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    22,956        21,221
  Accrued real estate taxes.......................     125,036       100,993
  Due to Affiliates (Note 3)......................      58,314        12,450
  Unearned income.................................     128,805       109,669
                                                   ------------  ------------
Total current liabilities.........................     335,111       244,333
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     450,555       449,454
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       358,021       356,920
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,164.52 Units outstanding (net of offering
    costs of $7,532,439, of which $2,535,445 was
    paid to Affiliates)...........................  42,637,010    42,637,010
   Cumulative net income..........................   7,087,097     6,862,332
   Cumulative cash distributions..................  (6,836,753)   (6,836,753)
                                                   ------------  ------------
                                                    42,887,354    42,662,589
                                                   ------------  ------------
Total Partners' capital...........................  43,245,375    43,019,509
                                                   ------------  ------------
Total liabilities and Partners' capital........... $43,580,486    43,263,842
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
Income:                                                ----          ----
  Sale of investment properties (Notes 1 and 3)... $   368,121        77,887
  Rental income (Note 4)..........................      91,832        91,907
  Interest income.................................      22,511        85,612
  Other income....................................     160,057          -
                                                   ------------  ------------
                                                       642,521       255,406
                                                   ------------  ------------
Expenses:
  Cost of investment properties sold..............     252,403        34,337
  Professional services to Affiliates.............       9,800        10,278
  Professional services to non-affiliates.........      31,673        32,027
  General and administrative expenses to
    Affiliates....................................       8,445        10,141
  General and administrative expenses to
    non-affiliates................................       8,220        13,752
  Marketing expenses to Affiliates................       9,080        41,013
  Marketing expenses to non-affiliates............      30,330        24,078
  Land operating expenses to Affiliates...........      22,724        22,901
  Land operating expenses to non-affiliates.......      43,204        42,930
  Depreciation....................................         776           775
                                                   ------------  ------------
                                                       416,655       232,232
                                                   ------------  ------------
Net income........................................ $   225,866        23,174
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................       1,101          (204)
  Limited Partners................................     224,765        23,378
                                                   ------------  ------------
Net income........................................ $   225,866        23,174
                                                   ============  ============

Net income (loss) allocated to the one General
  Partner Unit.................................... $     1,101          (204)
                                                   ============  ============

Net income per Unit, basic and diluted, allocated
  to Limited Partners per weighted average Limited
  Partnership Units (50,164.52 and 50,184.52
  for the three months ended March 31, 1998
  and 1997, respectively)......................... $      4.48           .47
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   225,866        23,174
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation..................................         776           775
    Gain on sale of investment properties.........    (115,718)      (43,550)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (12,582)      (76,516)
      Other current assets........................       1,341        (6,261)
      Accounts payable............................       1,735         1,660
      Accrued real estate taxes...................      24,043        27,232
      Due to Affiliates...........................      45,864        91,266
      Unearned income.............................      19,136        30,252
                                                   ------------  ------------
Net cash provided by operating activities.........     190,461        48,032
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............    (143,479)     (530,621)
  Sale (purchase) of short-term investments, net..        -          421,049
  Proceeds from sale of investment properties.....     368,121        77,887
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     224,642       (31,685)
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        -              (96)
                                                   ------------  ------------
Net cash used in financing activities.............        -              (96)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     415,103        16,251
Cash and cash equivalents at beginning of
  period..........................................     961,428     3,904,046
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,376,531     3,920,297
                                                   ============  ============











                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 1998, the Partnership has repurchased a total of 311.65 Units for $306,721 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 1998, the Partnership has not recognized any such impairment.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $18,314 and $3,977 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $22,724 and $22,901 have been incurred and paid for the three months ended March 31, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $9,080 and $41,013 have been incurred and are included in marketing expenses to Affiliates for the three months ended March 31, 1998 and 1997, respectively, of which $7,719 and $8,473 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $32,281 was unpaid as of March 31, 1998.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(3) Investment Properties
The following real property investments are owned by the Partnership as of March 31, 1998:
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       3/31/98    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        464,304         -       2,692,669         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          8,156         -         601,684         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          7,147         -       1,715,804         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          2,403         -       1,522,266         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        161,562         -       2,210,760         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         18,288        4,457      989,367         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      2,480,083      850,299    2,354,741       51,995
                  (12.6506) Var 1997
                   (1.7449) Var 1998

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         26,241       10,000    3,775,216         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          5,287         -         223,349         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          4,343         -       1,960,392         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          3,982         -         470,356         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         10,730         -         967,000         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        111,786      177,298    1,037,182         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         82,005         -       1,553,794         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          3,115         -         460,441         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        270,449         -       1,488,940         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      3,662,581    1,494,740   24,023,961       51,995

                                                                 -9-


                                      -9-



                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(4) Investment Properties (continued)

                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       3/31/98    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ -----------
        Subtotal                      $20,641,999    1,214,121   21,856,120      3,662,581    1,494,740   24,023,961      51,995

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610        142,904         -       4,826,514        -

  20       Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941        108,021         -       1,901,962        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          7,627         -         281,471        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         92,067      164,804    4,080,449        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,411,108    4,503,570    3,390,853      63,723
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                   (1.088)  Var 1998

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316          2,154         -         703,470        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         61,518         -       1,332,385        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            829         -       1,040,149        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                      $38,810,025    2,504,276   41,314,301      8,511,482    8,076,036   41,749,747     115,718
                                      ============ ============ ============ ============== ============ ============ ===========










                                                               -10-

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of March 31, 1998, 129 of the 243 single-family lots.

(d) Reconciliation of real estate owned:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $41,858,671    40,607,293
  Additions during period.........................     143,479     2,348,964
                                                   ------------  ------------
                                                    42,002,150    42,956,257
  Sales during period.............................     252,403     1,097,586
                                                   ------------  ------------
  Balance at end of period........................ $41,749,747    41,858,671
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $    15,384        12,282
  Depreciation expense............................         776         3,102
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    16,160        15,384
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1998, the Partnership had farm leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,565 acres owned.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of March 31, 1998, the Partnership has had multiple sales transactions through which it has disposed of approximately 915 acres of the approximately 4,480 acres originally owned. As of March 31, 1998, cumulative distributions have totaled $6,836,753 to the Limited Partners and $93,034 to the General Partner. Of the $6,836,753 distributed to the Limited Partners, $6,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of March 31, 1998, the Partnership has used $8,511,482 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1998, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 1998, the Partnership had cash, cash equivalents and investments in marketable securities of $1,808,213, of which approximately $296,700 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,511,513 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has sixty-five of the total 130 single-family lots under contract with a homebuilder, of which thirty-three have already closed (see Note 3 of the Notes to Financial
Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and sales marketing underway. As of March 31, 1998, the Partnership has sold 129 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. The Partnership has fifty-three of the remaining 114 single-family lots under contract with homebuilders (see Note 3 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

As of March 31, 1998, the Partnership owned twenty-four parcels of land consisting of approximately 3,565 acres and one office building. Of the approximately 3,565 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investment properties and cost of investment properties sold recorded for the three months ended March 31, 1998 is the result of the sale of four additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of four additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23).

Interest income decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the Partnership distributing net sales proceeds of approximately $4,000,000 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties.

The other income recorded for the three months ended March 31, 1998 relates to one of the homebuilders on Parcel 23 buying out of its lot sales contract. The General Partner plans to replace this homebuilder with another one.

Professional services to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in legal services required by the Partnership. Professional services to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to a decrease in legal services. This decrease was partially offset by an increase in accounting fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in postage and data processing expenses. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in printing and state tax expenses.

Marketing expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.





                          PART II - Other Information

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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998