Form 10-Q
period 1998-06-30
INLAND LAND APPRECIATION FUND II LP
filed 1998-08-11
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,932,264       961,428
  Short-term investments (Note 1).................     431,682       431,682
  Accounts and accrued interest receivable........      35,261        25,065
  Other current assets............................       5,000         2,380
                                                   ------------  ------------
Total current assets..............................   2,404,207     1,420,555
                                                   ------------  ------------

Investment properties (including acquisition
  fees paid to Affiliates of $1,984,053 and
  $2,003,096 at June 30, 1998 and December 31,
  1997, respectively) (Notes 1 and 3):
  Land and improvements...........................  41,197,593    41,765,589
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    41,290,675    41,858,671
  Less accumulated depreciation...................      16,936        15,384
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  41,273,739    41,843,287
                                                   ------------  ------------
Total assets...................................... $43,677,946    43,263,842
                                                   ============  ============


















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    22,748        21,221
  Accrued real estate taxes.......................     105,584       100,993
  Due to Affiliates (Note 2)......................         359        12,450
  Unearned income.................................      38,029       109,669
                                                   ------------  ------------
Total current liabilities.........................     166,720       244,333
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     450,640       449,454
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       358,106       356,920
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,159.52 and 50,164.52 Units outstanding
    at June 30, 1998 and December 31, 1997,
    respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................   42,632,619   42,637,010
   Cumulative net income..........................    7,357,254    6,862,332
   Cumulative cash distributions..................  (6,836,753)   (6,836,753)
                                                   ------------  ------------
                                                    43,153,120    42,662,589
                                                   ------------  ------------
Total Partners' capital...........................  43,511,226    43,019,509
                                                   ------------  ------------
Total liabilities and Partners' capital........... $43,677,946    43,263,842
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Sale of investment properties
    (Notes 1 and 3)................ $  934,618    968,730  1,302,739  1,046,617
  Rental income (Note 4)...........     92,648     91,803    184,480    183,710
  Interest income..................     30,355     64,895     52,866    150,507
  Other income.....................       -          -       160,057       -
                                    ---------- ---------- ---------- ----------
                                     1,057,621  1,125,428  1,700,142  1,380,834
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................    672,817    559,564    925,220    593,901
  Professional services to
    Affiliates.....................      6,385      8,316     16,185     18,594
  Professional services to
    non-affiliates.................        286     20,192     31,959     52,219
  General and administrative
    expenses to Affiliates.........      1,303      6,086      9,748     16,227
  General and administrative
    expenses to non-affiliates.....     10,866      7,337     19,086     21,089
  Marketing expenses to Affiliates.       (195)    26,323      8,885     67,336
  Marketing expenses to
    non-affiliates.................     30,809     28,493     61,139     52,571
  Land operating expenses to
    Affiliates.....................     22,626     22,853     45,350     45,754
  Land operating expenses to
    non-affiliates.................     41,706     28,085     84,910     71,015
  Depreciation.....................        776        776      1,552      1,551
                                    ---------- ---------- ---------- ----------
                                       787,379    708,025  1,204,034    940,257
                                    ---------- ---------- ---------- ----------
Net income......................... $  270,242    417,403    496,108    440,577
                                    ========== ========== ========== ==========








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,

                                       1998       1997       1998       1997

Net income (loss) allocated to:
  General Partner.................. $       85         83      1,186       (121)
  Limited Partners.................    270,157    417,320    494,922    440,698
                                    ---------- ---------- ---------- ----------
Net income......................... $  270,242    417,403    496,108    440,577
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $       85         83      1,186       (121)
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (50,161.17 and 50,177.82 for the
  three months ended June 30, 1998
  and 1997, and 50,162.84 and
  50,181.15 for the six months
  ended June 30, 1998 and 1997,
  respectively).................... $     5.39       8.31       9.87       8.78
                                    ========== ========== ========== ==========

















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1998 and 1997
                                   (unaudited)


                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   496,108       440,577
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation..................................       1,552         1,551
    Gain on sale of investment properties.........    (377,519)     (452,716)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (10,196)      (64,930)
      Other current assets........................      (2,620)       (2,675)
      Accounts payable............................       1,527           564
      Accrued real estate taxes...................       4,591        (5,054)
      Due to Affiliates...........................     (12,091)       18,904
      Unearned income.............................     (71,640)       20,946
Net cash provided by (used in) operating           ------------  ------------
  activities......................................      29,712       (42,833)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............    (357,224)   (1,238,582)
  Sale (purchase) of short-term investments, net..        -        1,221,108
  Proceeds from sale of investment properties.....   1,302,739     1,046,617
                                                   ------------  ------------
Net cash provided by investing activities.........     945,515     1,029,143
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        -             (120)
  Repurchase of Limited Partnership Units.........      (4,391)       (9,579)
                                                   ------------  ------------
Net cash used in financing activities.............      (4,391)       (9,699)
                                                   ------------  ------------

Net increase in cash and cash equivalents.........     970,836       976,611
Cash and cash equivalents at beginning of
  period..........................................     961,428     3,904,046
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,932,264     4,880,657
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 1998, the Partnership has repurchased a total of 316.65 Units for $311,112 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1998, the Partnership has not recognized any such impairment.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $359 and $3,977 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $45,350 and $45,754 have been incurred and paid for the six months ended June 30, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $8,885 and $67,336 have been incurred and are included in marketing expenses to Affiliates for the six months ended June 30, 1998 and 1997, respectively, of which $0 and $8,473 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, all of which have been paid as of June 30, 1998.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(3) Investment Properties
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition      Sold        6/30/98     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1   McHenry    372.759   04/25/90  $ 2,114,295      114,070    2,228,365        487,996         -       2,716,361         -

   2   Kendall     41.118   07/06/90      549,639       43,889      593,528          8,164         -         601,692         -

   3   Kendall    120.817   11/06/90    1,606,794      101,863    1,708,657          8,799         -       1,717,456         -

   4   Kendall    299.025   06/28/91    1,442,059       77,804    1,519,863          2,411         -       1,522,274         -

   5   Kane       189.0468  02/28/91    1,954,629       94,569    2,049,198        167,250         -       2,216,448         -

   6   Lake        57.3345  04/16/91      904,337       71,199      975,536         18,296        4,457      989,375         -
                    (.258)  10/01/94

   7   McHenry     56.7094  04/22/91      680,513       44,444      724,957      2,618,227    1,226,487    2,116,697      206,275
                  (12.6506) Var 1997
                   (7.8521) Var 1998

   8   Kane       325.394   06/14/91    3,496,700      262,275    3,758,975         26,249       10,000    3,775,224         -
                    (.870)  04/03/96

   9   Will         9.867   08/13/91      217,074          988      218,062          5,846         -         223,908         -

  10   Will       150.66    08/20/91    1,866,716       89,333    1,956,049          4,664         -       1,960,713         -

  11   Will       138.447   08/20/91      289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12   Will        44.732   08/20/91      444,386       21,988      466,374          4,311         -         470,685         -

  13   Will         6.342   09/23/91      139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14   Kendall     44.403   09/03/91      888,060       68,210      956,270         16,654         -         972,924         -

  15   Kendall    100.364   09/04/91    1,050,000       52,694    1,102,694        116,955      177,298    1,042,351         -
                   (5.000)  09/01/93
                  (11.000)  12/01/94

  16   McHenry    168.905   09/13/91    1,402,058       69,731    1,471,789         82,062         -       1,553,851         -

  17   Kendall      3.462   10/30/91      435,000       22,326      457,326          3,627         -         460,953         -

  18   McHenry    139.1697  11/07/91    1,160,301       58,190    1,218,491        272,825         -       1,491,316          -
                                      ------------ ------------ ------------ -------------- ------------ ------------ ------------
       Subtotal                       $20,641,999    1,214,121   21,856,120      3,847,036    1,870,928   23,832,228      206,275

                                                                -10-


                                     -10-



                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(4) Investment Properties (continued)

                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition      Sold        6/30/98     Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                      $20,641,999    1,214,121   21,856,120      3,847,036    1,870,928   23,832,228     206,275

  19     Kane     436.236   12/13/91    4,362,360      321,250    4,683,610        148,485         -       4,832,095        -

  20     Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941        122,529         -       1,916,470        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          7,652         -         281,496        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186         96,983      164,804    4,085,365        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,413,583    4,800,199    3,096,699     171,244
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                   (3.264)  Var 1998

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316          2,171         -         703,487        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         63,275         -       1,334,142        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            840         -       1,040,160        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301      8,725,227    8,748,853   41,290,675     377,519
                                      ============ ============ ============ ============== ============ ============ ===========










                                                               -11-

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of June 30, 1998, 139 of the 243 single-family lots.

(d) Reconciliation of real estate owned:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $41,858,671    40,607,293
  Additions during period.........................     357,224     2,348,964
                                                   ------------  ------------
                                                    42,215,895    42,956,257
  Sales during period.............................     925,220     1,097,586
                                                   ------------  ------------
  Balance at end of period........................ $41,290,675    41,858,671
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $    15,384        12,282
  Depreciation expense............................       1,552         3,102
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    16,936        15,384
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1998, the Partnership had farm leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,557 acres owned.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of June 30, 1998, the Partnership has had multiple sales transactions through which it has disposed of approximately 923 acres of the approximately 4,480 acres originally owned. As of June 30, 1998, cumulative distributions have totaled $6,836,753 to the Limited Partners and $93,034 to the General Partner. Of the $6,836,753 distributed to the Limited Partners, $6,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of June 30, 1998, the Partnership has used $8,725,227 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1998, the Partnership owns, in whole or in part, twenty-four of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 1998, the Partnership had cash, cash equivalents and investments in marketable securities of $2,363,946, of which approximately $296,300 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $2,067,646 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has all of the total 130 single-family lots under contract with a homebuilder, of which forty-seven have already closed (see Note 3 of the Notes to Financial Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. Parcel 15 has been zoned with development and sales marketing underway. As of June 30, 1998, the Partnership has sold 139 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. The Partnership has fifty-three of the remaining 114 single-family lots under contract with homebuilders (see Note 3 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

As of June 30, 1998, the Partnership owned twenty-four parcels of land consisting of approximately 3,557 acres and one office building. Of the approximately 3,557 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses.

Income from the sale of investment properties and cost of investment properties sold recorded for the six months ended June 30, 1998 is the result of the sale of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23).

Interest income decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the Partnership distributing net sales proceeds of approximately $4,000,000 in July 1997 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties.

The other income recorded for the six months ended June 30, 1998 relates to one of the homebuilders on Parcel 23 buying out of its lot sales contract. The General Partner plans to replace this homebuilder with another one.

Professional services to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to a decrease in legal services required by the Partnership. Professional services to non-affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to a decrease in legal services.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to decreases in postage, data processing and investor service expenses. General and administrative expenses to non-affiliates decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to decreases in printing and state tax expenses.

Marketing expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to increases in real estate taxes.


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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1998