Form 10-Q
period 1998-09-30
INLAND LAND APPRECIATION FUND II LP
filed 1998-11-16
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 3,192,981       961,428
  Short-term investments (Note 1).................        -          431,682
  Accounts and accrued interest receivable........     136,050        25,065
  Other current assets............................       8,527         2,380
                                                   ------------  ------------
Total current assets..............................   3,337,558     1,420,555
                                                   ------------  ------------

Mortgage loans receivable (Note 5)................   2,750,000          -
Investment properties (including acquisition
  fees paid to Affiliates of $1,927,812 and
  $2,003,096 at September 30, 1998 and December
  31, 1997, respectively) (Notes 1 and 3):
  Land and improvements...........................  39,550,739    41,765,589
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    39,643,821    41,858,671
  Less accumulated depreciation...................      17,711        15,384
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  39,626,110    41,843,287
                                                   ------------  ------------
Total assets...................................... $45,713,668    43,263,842
                                                   ============  ============

















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    13,992        21,221
  Accrued real estate taxes.......................      77,644       100,993
  Due to Affiliates (Note 2)......................      40,506        12,450
  Unearned income.................................      10,030       109,669
                                                   ------------  ------------
Total current liabilities.........................     142,172       244,333
                                                   ------------  ------------
Deferred gain on sale (Note 5)....................   1,701,090          -

Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     450,766       449,454
   Cumulative cash distributions..................     (93,034)      (93,034)
                                                   ------------  ------------
                                                       358,232       356,920
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,119.52 and 50,164.52 Units outstanding
    as of September 30, 1998 and December 31,
    1997, respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,597,492    42,637,010
   Cumulative net income..........................   7,751,435     6,862,332
   Cumulative cash distributions..................  (6,836,753)   (6,836,753)
                                                   ------------  ------------
                                                    43,512,174    42,662,589
                                                   ------------  ------------
Total Partners' capital...........................  43,870,406    43,019,509
                                                   ------------  ------------
Total liabilities and Partners' capital........... $45,713,668    43,263,842
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Sale of investment properties
    (Notes 1 and 3)................ $2,241,271   367,870  3,544,010  1,414,487
  Rental income (Note 4)...........     92,933    90,731    277,413    274,441
  Interest income..................     71,460    25,076    124,326    175,583
  Other income.....................       -           20    160,057         20
                                    ---------- ---------- ---------- ----------
                                     2,405,664   483,697  4,105,806  1,864,531
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................  1,859,588   241,073  2,784,808    834,974
  Professional services to
    Affiliates.....................     12,336    10,200     28,521     28,794
  Professional services to
    non-affiliates.................        207       340     32,166     52,559
  General and administrative
    expenses to Affiliates.........      1,200     5,120     10,948     21,347
  General and administrative
    expenses to non-affiliates.....      4,805     4,004     23,891     25,093
  Marketing expenses to Affiliates.     12,484    33,147     21,369    100,483
  Marketing expenses to
    non-affiliates.................     37,548    51,970     98,687    104,541
  Land operating expenses to
    Affiliates.....................     22,286    22,778     67,636     68,532
  Land operating expenses to
    non-affiliates.................     60,128    46,501    145,038    117,516
  Depreciation.....................        775       776      2,327      2,327
                                    ---------- ---------- ---------- ----------
                                     2,011,357   415,909  3,215,391  1,356,166
                                    ---------- ---------- ---------- ----------
Net income......................... $  394,307    67,788    890,415    508,365
                                    ========== ========== ========== ==========








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1998       1997       1998       1997
Net income (loss) allocated to:        ----       ----       ----       ----
  General Partner.................. $     126       (590)     1,312       (711)
  Limited Partners.................   394,181     68,378    889,103    509,076
                                    ---------- ---------- ---------- ----------
Net income......................... $ 394,307     67,788    890,415    508,365
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     126       (590)     1,312       (711)
                                    ========== ========== ========== ==========
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units (50,133.00
  and 50,164.52 for the three months
  ended September 30, 1998 and 1997,
  respectively, and 50,152.78 and
  50,175.55 for the nine months
  ended September 30, 1998 and 1997,
  respectively).................... $    7.86       1.37      17.73      10.15
                                    ========== ========== ========== ==========



















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1998 and 1997
                                   (unaudited)

                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   890,415       508,365
  Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation..................................       2,327         2,327
    Gain on sale of investment properties.........    (759,202)     (579,513)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (110,985)     (120,235)
      Other current assets........................      (6,147)       (1,288)
      Accounts payable............................      (7,229)      (44,612)
      Accrued real estate taxes...................     (23,349)      (28,097)
      Due to Affiliates...........................      28,056        67,393
      Unearned income.............................     (99,639)       16,082
                                                   ------------  ------------
Net cash used in operating activities.............     (85,753)     (179,578)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............    (569,958)   (1,673,834)
  Sale (purchase) of short-term investments, net..     431,682     1,475,465
  Proceeds from sale of investment properties.....   2,495,100     1,414,487
                                                   ------------  ------------
Net cash provided by investing activities.........   2,356,824     1,216,118
                                                   ------------  ------------
Cash flows from financing activities:
  Cash distributions..............................        -       (4,000,000)
  Repurchase of Limited Partnership Units.........     (39,518)      (18,361)
                                                   ------------  ------------
Net cash used in financing activities.............     (39,518)   (4,018,151)
Net increase (decrease) in cash and                ------------  ------------
  cash equivalents................................   2,231,553    (2,981,611)
Cash and cash equivalents at beginning of
  period..........................................     961,428     3,904,046
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 3,192,981       922,435
                                                   ============  ============

Supplemental schedule of non-cash investing activities:
  Mortgage loans receivable....................... $(2,750,000)         -
  Reduction of investment properties..............   2,784,808          -
  Deferred gain on sale...........................   1,701,090          -
  Gain on sale of land............................     759,202          -
                                                   ------------  ------------
Proceeds from sale of investment properties....... $ 2,495,100          -
                                                   ============  ============

                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 1998, the Partnership has repurchased a total of 356.65 Units for $346,239 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1998, the Partnership has not recognized any such impairment.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $12,724 and $3,977 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $67,636 and $68,532 have been incurred and paid for the nine months ended September 30, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $21,369 and
$100,483 have been incurred and are included in marketing expenses to Affiliates for the nine months ended September 30, 1998 and 1997, respectively, of which $12,027 and $8,473 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $15,755 was unpaid as of September 30, 1998.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(3) Investment Properties

                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        9/30/98    Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        509,332         -       2,737,697         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          8,164         -         601,692         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657          9,815         -       1,718,472         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          2,493         -       1,522,356         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        181,644         -       2,230,842         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         18,362        4,457      989,441         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      2,746,669    1,478,831    1,992,795      311,694
                  (12.6506) Var 1997
                  (11.7781) Var 1998

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         26,265       10,000    3,775,240         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          6,007         -         224,069         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          4,816         -       1,960,865         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          4,472         -         470,846         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         18,089         -         974,359         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        117,829    1,220,523         -            -
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         82,111         -       1,553,900         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          3,669         -         460,995         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        272,973         -       1,491,464         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      4,015,410    3,166,497   22,705,033      311,694

                                                                -10-


                                     -10-


                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(4) Investment Properties (continued)

                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        9/30/98    Recognized
------ --------- ---------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                      $20,641,999    1,214,121   21,856,120      4,015,410    3,166,497   22,705,033     311,694

  19       Kane   436.236   12/13/91    4,362,360      321,250    4,683,610        159,060         -       4,842,670        -

  20     Kane &
         Kendall  400.129   01/31/92    1,692,623      101,318    1,793,941        147,487         -       1,941,428        -

  21     Kendall   15.013   05/26/92      250,000       23,844      273,844          7,743         -         281,587        -

  22     Kendall  391.959   10/30/92    3,870,000      283,186    4,153,186        101,373      164,804    4,089,755        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92    3,231,942      251,373    3,483,315      4,415,849    5,364,218    2,534,946     447,508
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                   (7.3984) Var 1998

  23A(a) Kendall     .2676  10/30/92      170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24     Kendall    3.908   01/21/93      645,000       56,316      701,316          2,204         -         703,520        -

  24A(b) Kendall     .406   01/21/93      155,000       13,533      168,533           -            -         168,533        -

  25     Kendall  656.687   01/28/93    1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26     Kane      89.511   03/10/93    1,181,555       89,312    1,270,867         65,273         -       1,336,140        -

  27     Kendall   83.525   03/11/93      984,474       54,846    1,039,320            889         -       1,040,209        -
                                      ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                      $38,810,025    2,504,276   41,314,301      8,937,961   10,608,441   39,643,821     759,202
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

                              September 30, 1998
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 was a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of September 30, 1998, 158 of the 243 single-family lots.

(d) Reconciliation of real estate owned:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $41,858,671    40,607,293
  Additions during period.........................     569,958     2,348,964
                                                   ------------  ------------
                                                    42,428,629    42,956,257
  Sales during period.............................   2,784,808     1,097,586
                                                   ------------  ------------
  Balance at end of period........................ $39,643,821    41,858,671
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $    15,384        12,282
  Depreciation expense............................       2,327         3,102
  Sales during period.............................        -             -
                                                   ------------  ------------
  Balance at end of period........................ $    17,711        15,384
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1998, the Partnership had farm leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,465 acres owned.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


(5) Mortgage Loans Receivable

As a result of the sale of the remaining approximately 84 acres of Parcel 15 for a sales price of $2,750,000 on August 14, 1998, the Partnership received a mortgage loan receivable of $2,750,000 and recorded a deferred gain on sale of $1,701,090. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum and has a maturity date of July 31, 2001, at which time all accrued interest, as well as principal, is due. As of September 30, 1998, accrued interest totaled $32,548.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 1998, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,015 acres of the approximately 4,480 acres originally owned. As of September 30, 1998, cumulative distributions have totaled $6,836,753 to the Limited Partners and $93,034 to the General Partner. Of the $6,836,753 distributed to the Limited Partners, $6,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 1998, the Partnership has used $8,937,961 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1998, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 1998, the Partnership had cash, cash equivalents and investments in marketable securities of $3,192,981, of which approximately $264,700 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $2,928,281 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has all of the total 130 single-family lots under contract with a homebuilder, of which fifty-six have already closed (see Note 3 of the Notes to Financial Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of September 30, 1998, the Partnership has sold 158 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. The Partnership has fifty-three of the remaining 85 single-family lots under contract with homebuilders (see Note 3 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

As of September 30, 1998, the Partnership owned twenty-three parcels of land consisting of approximately 3,465 acres and one office building. Of the approximately 3,465 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Income from the sale of investment properties and cost of investment properties sold recorded for the nine months ended September 30, 1998 is the result of the sale of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of the remaining approximately 84 acres of Parcel 15. Rental income increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the annual increase in lease amounts from tenants.

Interest income decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to the Partnership distributing net sales proceeds of approximately $4,000,000 in July 1997 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties. Interest income increased for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, due primarily as a result of the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 15. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the nine months ended September 30, 1998 relates to one of the homebuilders on Parcel 23 buying out of its lot sales contract. The General Partner plans to replace this homebuilder with another one.

Professional services to non-affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily to a decrease in legal services.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to decreases in postage, data processing and investor service expenses. General and administrative expenses to non-affiliates decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to decreases in printing and state tax expenses.

Marketing expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the identification of such costs which are specific to a particular parcel, and accordingly, have been capitalized and are included in investments in land. Marketing expenses to non-affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to an increase in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.




Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following two areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the

Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.

                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998