Form 10-K
period 1998-12-31
INLAND LAND APPRECIATION FUND II LP
filed 1999-03-30
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   5

  Item  3. Legal Proceedings.............................................   5

  Item  4. Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
  Item  5. Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   6

  Item  6. Selected Financial Data.......................................   7

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8

  Item  8. Financial Statements and Supplementary Data...................  13

  Item  9. Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  30


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  30

  Item 11. Executive Compensation........................................  36

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  37

  Item 13. Certain Relationships and Related Transactions................  37


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  38

  SIGNATURES.............................................................  39

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1998, the Partnership has repurchased a total of 356.65 Units for $346,239 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged  in  the  business  of  real estate investment which management considers to be a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------   ----------------
Parcel 1, McHenry County, Illinois         372.7590             04/25/90

Parcel 2, Kendall County, Illinois          41.1180             07/06/90

Parcel 3, Kendall County, Illinois         120.8170             11/06/90

Parcel 4, Kendall County, Illinois         299.0250             06/28/91

Parcel 5, Kane County, Illinois            189.0468             02/28/91

Parcel 6, Lake County, Illinois             57.3345             04/16/91
                                             (.2580        sold 10/01/94)

Parcel 7, McHenry County, Illinois          56.7094             04/22/91
                                           (12.6506        sold Var 1997)
                                           (15.7041        sold Var 1998)

Parcel 8, Kane County, Illinois            325.3940             06/14/91
                                             (.8700        sold 04/03/96)

Parcel 9, Will County, Illinois              9.8670             08/13/91

Parcel 10, Will County, Illinois           150.6600             08/20/91

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------   ----------------
Parcel 11, Will County, Illinois           138.4470             08/20/91
                                          (138.4470        sold 05/03/93)

Parcel 12, Will County, Illinois            44.7320             08/20/91

Parcel 13, Will County, Illinois             6.3420             09/23/91
                                            (6.3420        sold 05/03/93)

Parcel 14, Kendall County, Illinois         44.4030             09/03/91

Parcel 15, Kendall County, Illinois        100.3640             09/04/91
                                            (5.0000        sold 09/01/93)
                                           (11.0000        sold 12/01/94)
                                           (84.3640        sold 08/14/98)

Parcel 16, McHenry County, Illinois        168.9050             09/13/91

Parcel 17, Kendall County, Illinois          3.4620             10/30/91

Parcel 18, McHenry County, Illinois        139.1697             11/07/91

Parcel 19, Kane County, Illinois           436.2360             12/13/91

Parcel 20, Kane & Kendall Counties,
           Illinois                        400.1290             01/31/92

Parcel 21, Kendall County, Illinois         15.0130             05/26/92

Parcel 22, Kendall County, Illinois        391.9590             10/30/92
                                           (10.0000        sold 01/06/94)
                                            (5.5380        sold 01/05/96)

Parcel 23, Kendall County, Illinois        133.4750             10/30/92
                                             (.2676        sold 03/16/93)
                                           (11.5250     donated 07/16/93)
                                           (44.0700        sold Var 1995)
                                            (8.2500        sold Var 1996)
                                            (2.6100        sold Var 1997)
                                           (10.6624        sold Var 1998)

Parcel 24, Kendall County, Illinois          4.3140             01/21/93

Parcel 25, Kendall County, Illinois        656.6870             01/28/93
                                          (656.6870        sold 10/31/95)

Parcel 26, Kane County, Illinois            89.5110             03/10/93

Parcel 27, Kendall County, Illinois         83.5250             03/11/93


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1998, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,024 acres of the approximately 4,480 acres originally owned.

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

The Partnership had no employees during 1998.

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

There were no matters submitted to a vote of security holders during 1998.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 4,944 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for the repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 19-20 of the Prospectus of the Partnership dated October 25, 1989, which is incorporated herein by reference. As of December 31, 1998, the Partnership had approximately $268,200 available for the repurchase of Units.

Item 6. Selected Financial Data


                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)


       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

                 (not covered by Independent Auditors' Report)


                           1998       1997       1996       1995       1994
                           ----       ----       ----       ----       ----

Total assets.......... $40,923,656 43,263,842 46,763,097 46,003,464 44,168,179
                       =========== ========== ========== ========== ==========

Total income.......... $ 6,260,631  2,174,319  2,359,290  7,995,470    943,990
                       =========== ========== ========== ========== ==========

Net income............ $ 2,115,321    518,404    684,711  2,885,478    254,760
                       =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit........ $   167,690         60      1,671    329,498        360
                       =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit(b). $ 1,947,631      10.33      13.61      50.89       5.06
                       =========== ========== ========== ========== ==========
Distributions per
  Limited Partnership
  Unit from sales
  (b)(c).............. $     99.71      79.72       -         19.91       -
                       =========== ========== ========== ========== ==========
Weighted average
  Limited Partnership
  Units...............   50,144.40  50,172.77  50,193.51  50,223.70  50,246.34
                       =========== ========== ========== ========== ==========


(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit and distributions per Unit data is based upon the weighted average number of Units outstanding.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. As of December 31, 1998, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,024 acres of the approximately 4,480 acres originally owned. As of December 31, 1998, cumulative distributions have totaled $11,836,753 to the Limited Partners and $259,531 to the General Partner. Of the $11,836,753 distributed to the Limited Partners, $11,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of December 31, 1998, the Partnership has used $9,314,010 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1998, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 1998, the Partnership had cash and cash equivalents of $340,191, of which approximately $268,200 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $71,991 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has all of the total 130 single-family lots under contract with a homebuilder, of which sixty-five have already closed (see Note 4 of the Notes to Financial Statements for further discussion of Parcel 7). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of December 31, 1998, the Partnership has sold 173 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. The Partnership has sixty-seven of the remaining seventy single-family lots under contract with homebuilders (see Note 4 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1998 is the result of the sale of approximately 111 acres, including additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of the remaining approximately 84 acres of Parcel 15. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1997 is the result of the sale of approximately 15 acres, including twenty-nine lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds at Mill Race Creek subdivision (Parcel
23). Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1996 is the result of the sale of approximately 15 acres, including the lot sales at the Mill Race Creek Subdivision (Parcel 23), 5.538 acres of Parcel 22 and .87 acres of Parcel 8.

As of December 31, 1998, the Partnership owned twenty-three parcels of land consisting of approximately 3,456 acres and one office building. Of the approximately 3,456 acres owned, 3,045 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income increased for the year ended December 31, 1998, as compared to the years ended December 31, 1997 and 1996, due to the annual increase in lease amounts from tenants.

Interest income increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due primarily as a result of the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 15. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale. Interest income decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to the Partnership distributing net sales proceeds of approximately $4,000,000 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties.

The other income recorded for the year ended December 31, 1998 relates to one of the homebuilders on Parcel 23 buying out of its lot sales contract. The General Partner plans to replace this homebuilder with another one.

Professional services to non-affiliates decreased for the year ended December 31 1998, as compared to the year ended December 31, 1997, due primarily to a decrease in legal services. Professional services to Affiliates and non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in legal and accounting services related to the increase in sales activity within the Partnership.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to decreases in postage, data processing and investor service expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due primarily to a decrease in investor services and data processing expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due primarily to a decrease in the Illinois Replacement Tax paid by the Partnership.

Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale paid to Affiliates and increases in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers paid to non-affiliates. Marketing expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, and marketing expenses to non-affiliates increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to decreases in expenses relating to marketing and advertising the Partnership's land investments for sale paid to Affiliates and increases in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers paid to non-affiliates.

Land operating expenses to non-affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.

Year 2000 Issues

GENERAL
-------
Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS
------------------
The Partnership has identified the following two areas for "Year-2000" compliance efforts:

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

Suppliers and other Parties: The Partnership is in the process of surveying suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse supplier base.

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership is expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.



Inflation

Inflation in future periods may cause capital appreciation of the Partnership's investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) will rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data



                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)


                                     Index
                                     -----

                                                                         Page
                                                                         ----
Independent Auditors' Report............................................  14

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997............................  15

  Statements of Operations, for the years ended
    December 31, 1998, 1997 and 1996....................................  17

  Statements of Partners' Capital, for the years ended
    December 31, 1998, 1997 and 1996....................................  19

  Statements of Cash Flows, for the years ended
    December 31, 1998, 1997 and 1996....................................  20

  Notes to Financial Statements.........................................  22



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 29, 1999
(March 19, 1999 as to Note 7)

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1998 and 1997



                                    Assets
                                    ------

                                                       1998          1997
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   340,191       961,428
  Short-term investments (Note 1).................        -          431,682
  Accounts and accrued interest
    receivable (Note 6)...........................       3,208        25,065
  Other current assets............................       2,229         2,380
                                                   ------------  ------------
Total current assets..............................     345,628     1,420,555
                                                   ------------  ------------
Mortgage loan receivable (Note 6).................   1,287,151          -
Investment properties (including acquisition
  fees paid to Affiliates of $1,915,424 and
  $2,003,096 at December 31, 1998 and 1997,
  respectively) (Notes 1, 3 and 4):
  Land and improvements...........................  39,216,282    41,765,589
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    39,309,364    41,858,671
  Less accumulated depreciation...................      18,487        15,384
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  39,290,877    41,843,287
                                                   ------------  ------------
Total assets...................................... $40,923,656    43,263,842
                                                   ============  ============



















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1998 and 1997




                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1998          1997
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    29,019        21,221
  Accrued real estate taxes.......................     104,137       100,993
  Due to Affiliates (Note 3)......................      26,249        12,450
  Unearned income.................................      39,233       109,669
                                                   ------------  ------------
Total current liabilities.........................     198,638       244,333
                                                   ------------  ------------
Deferred gain on sale of investment properties
  (Note 6)........................................     796,203          -

Partners' capital (Notes 1, 2 and 3):
  General Partner:
   Capital contribution...........................        500            500
   Cumulative net income..........................    617,144        449,454
   Cumulative cash distributions..................   (259,531)       (93,034)
                                                   ------------  ------------
                                                      358,113        356,920
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,119.52 and 50,164.52 Units outstanding
    at December 31, 1998 and 1997, respectively
    (net of offering costs of $7,532,439, of which
    $2,535,445 was paid to Affiliates)............  42,597,492    42,637,010
   Cumulative net income..........................   8,809,963     6,862,332
   Cumulative cash distributions.................. (11,836,753)   (6,836,753)
                                                   ------------  ------------
                                                    39,570,702    42,662,589
                                                   ------------  ------------
Total Partners' capital...........................  39,928,815    43,019,509
                                                   ------------  ------------
Total liabilities and Partners' capital........... $40,923,656    43,263,842
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
Income:                                  ----          ----          ----
  Sale of investment properties
    (Notes 1 and 3)................. $ 4,586,494     1,609,943     1,691,540
  Recognition of deferred gain on
    sale of investment properties
    (Note 6)........................     904,887          -             -
  Rental income (Note 5)............     371,460       369,362       351,065
  Interest income...................     232,214       194,994       316,685
  Other income......................     165,576            20          -
                                     ------------  ------------  ------------
                                       6,260,631     2,174,319     2,359,290
                                     ------------  ------------  ------------
Expenses:
  Cost of investment properties
    sold............................   3,495,314     1,097,586     1,173,955
  Professional services to
    Affiliates......................      43,599        42,021        30,055
  Professional services to
    non-affiliates..................      32,845        52,705        34,418
  General and administrative
    expenses to Affiliates..........      24,716        28,843        38,187
  General and administrative
    expenses to non-affiliates......      26,725        26,482        34,413
  Marketing expenses to
    Affiliates......................      79,512        26,204        45,606
  Marketing expenses to
    non-affiliates..................     156,679       134,981        58,232
  Land operating expenses to
    Affiliates......................      88,412        91,270        92,022
  Land operating expenses to
    non-affiliates..................     194,405       152,721       164,588
  Depreciation......................       3,103         3,102         3,103
                                     ------------  ------------  ------------
                                       4,145,310     1,655,915     1,674,579
                                     ------------  ------------  ------------
Net income.......................... $ 2,115,321       518,404       684,711
                                     ============  ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1998, 1997 and 1996



                                         1998          1997          1996
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $   167,690            60         1,671
  Limited Partners..................   1,947,631       518,344       683,040
                                     ------------  ------------  ------------
Net income.......................... $ 2,115,321       518,404       684,711
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $   167,690            60         1,671
                                     ============  ============  ============

Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership Units
  (50,144.40, 50,172.77 and
  50,193.51 for the years ended
  December 31, 1998, 1997 and 1996,
  respectively)..................... $     38.84         10.33         13.61
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1998, 1997 and 1996



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------  ------------  ------------
Balance January 1, 1996............. $   355,189    45,488,032    45,843,221


Repurchase of Limited Partnership
  Units.............................        -           (8,621)       (8,621)
Distributions to Partners (Note 1)..        -              (55)          (55)
Net income (Note 2).................       1,671       683,040       684,711
                                     ------------  ------------  ------------
Balance December 31, 1996...........     356,860    46,162,396    46,519,256


Repurchase of Limited Partnership
  Units.............................        -          (18,361)      (18,361)
Distributions to Partners ($79.72 per
  weighted average Limited Partnership
  Units of 50,172.77) (Note 2)......        -       (3,999,790)   (3,999,790)
Net income (Note 2).................          60       518,344       518,404
                                     ------------  ------------  ------------
Balance December 31, 1997...........     356,920    42,662,589    43,019,509


Repurchase of Limited Partnership
  Units.............................        -          (39,518)      (39,518)
Distributions to Partners ($99.71 per
  weighted average Limited Partnership
  Units of 50,144.40) (Note 2)......    (166,497)   (5,000,000)   (5,166,497)
Net income (Note 2).................     167,690     1,947,631     2,115,321
                                     ------------  ------------  ------------
Balance December 31, 1998........... $   358,113    39,570,702    39,928,815
                                     ============  ============  ============













                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 2,115,321       518,404       684,711
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
    Depreciation....................       3,103         3,102         3,103
    Gain on sale of investment
      properties....................  (1,091,180)     (512,357)     (517,585)
    Recognition of deferred gain on
      sale of investment properties.    (904,887)         -             -
    Changes in assets and liabilities:
     Accounts and accrued interest
       receivable...................      21,857         3,713        (8,878)
     Other current assets...........         151            97            67
     Accounts payable...............       7,798       (44,166)       43,480
     Accrued real estate taxes......       3,144        (3,066)        6,788
     Due to Affiliates..............      13,799         8,143        (6,860)
     Unearned income................     (70,436)       39,581        40,190
Net cash provided by operating       ------------  ------------  ------------
  activities........................      98,670        13,451       245,016
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments on mortgage
    loan receivable.................   1,462,849          -             -
  Additions to investment properties    (946,007)   (2,348,964)     (888,754)
  Sale (purchase) of short-term
    investments, net................     431,682     1,801,103    (2,232,785)
  Proceeds from sale of investment
    properties......................   3,537,584     1,609,943     1,691,540
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   4,486,108     1,062,082    (1,429,999)
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................     (39,518)      (18,361)       (8,621)
  Cash distributions................  (5,166,497)   (3,999,790)          (55)
                                     ------------  ------------  ------------
Net cash used in financing activities (5,206,015)   (4,018,151)       (8,676)
Net decrease in cash                 ------------  ------------  ------------
  and cash equivalents..............    (621,237)   (2,942,618)   (1,193,659)
Cash and cash equivalents at
  beginning of year.................     961,428     3,904,046     5,097,705
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   340,191       961,428     3,904,046
                                     ============  ============  ============


                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
                                         ----          ----          ----
Supplemental schedule of non-cash investing activities:

  Mortgage loan receivable.......... $(2,750,000)         -             -
  Reduction of investment properties   3,495,314          -             -
  Deferred gain on sale of investment
    properties......................   1,701,090          -             -
  Gain on sale of investment
    properties......................   1,091,180          -             -
  Proceeds from sale of investment   ------------  ------------  ------------
    properties...................... $ 3,537,584          -             -
                                     ============  ============  ============



































                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1998, the Partnership has repurchased a total of 356.65 Units for $346,239 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1998 and 1997, the Partnership has not recognized any such impairment.

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
                                       1998                     1997
                             ------------------------ ------------------------
                                             Tax                      Tax
                                GAAP         Basis       GAAP         Basis
                                Basis     (unaudited)    Basis     (unaudited)
                             ----------- ------------ ----------- ------------
Total assets................ $40,923,656  48,456,097   43,263,842   50,796,281

Partners' capital:
  General Partner...........     358,113     188,350      356,920      358,874
  Limited Partners..........  39,570,702  47,272,905   42,662,589   50,193,075

Net income (loss):
  General Partner...........     167,690      (4,027)          60           64
  Limited Partners..........   1,947,631   2,119,348      518,344      518,340

Net income per Limited
  Partnership Unit..........       38.84       42.26        10.33        10.33

The net income per Unit is based upon the weighted average number of Units of 50,144.40 and 50,172.77 during 1998 and 1997, respectively.

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

A presentation of information about operating segments as required in Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,473 and $3,977 was unpaid as of December 31, 1998 and 1997, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $88,412, $91,270 and $92,022 have been incurred for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in land operating expenses to Affiliates, of which $20,776 was unpaid as of December 31, 1998.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $79,512, $26,204 and $45,606 have been incurred and paid and are included in marketing expenses to Affiliates for the years ended December 31, 1998, 1997 and 1996, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $90,456, $139,696 and $50,828 have been incurred and paid for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in investment properties.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(4) Investment Properties
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        12/31/98   Recognized
------ --------- ---------  ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        528,703         -       2,757,068         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          8,888         -         602,416         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657         19,970         -       1,728,627         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          3,003         -       1,522,866         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        195,394         -       2,244,592         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         19,365        4,457      990,444         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      2,980,758    1,743,026    1,962,689      405,261
                  (12.6506) Var 1997
                  (15.7041) Var 1998

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         26,710       10,000    3,775,685         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          7,286         -         225,348         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          6,113         -       1,962,162         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          5,693         -         472,067         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         20,058         -         976,328         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        117,829    1,220,523         -         904,887
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         82,844         -       1,554,633         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          4,522         -         461,848         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        273,631         -       1,492,122         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      4,303,467    3,430,692   22,728,895    1,310,148



                                                                -25-


                                     -26-


                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(4) Investment Properties (continued)
                                                                                                              Total
                   Gross                            Initial Costs                 Costs                     Remaining    Current
                   Acres    Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased    Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)      Date         Costs       Costs        Costs      Acquisition       Sold        12/31/98   Recognized
------ --------- ---------  ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
      Subtotal                       $20,641,999    1,214,121   21,856,120      4,303,467    3,430,692   22,728,895    1,310,148

  19     Kane     436.236   12/13/91   4,362,360      321,250    4,683,610        163,456         -       4,847,066        -

  20   Kane &
       Kendall    400.129   01/31/92   1,692,623      101,318    1,793,941        192,161         -       1,986,102        -

  21   Kendall     15.013   05/26/92     250,000       23,844      273,844          8,195         -         282,039        -

  22   Kendall    391.959   10/30/92   3,870,000      283,186    4,153,186        107,660      164,804    4,096,042        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92   3,231,942      251,373    3,483,315      4,426,840    5,810,529    2,099,626     685,918
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                  (10.6624) Var 1998

  23A(a) Kendall     .2676  10/30/92     170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24   Kendall      3.908   01/21/93     645,000       56,316      701,316          3,144         -         704,460        -

  24A(b) Kendall     .406   01/21/93     155,000       13,533      168,533           -            -         168,533        -

  25   Kendall    656.687   01/28/93   1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26   Kane        89.511   03/10/93   1,181,555       89,312    1,270,867         83,854         -       1,354,721        -

  27   Kendall     83.525   03/11/93     984,474       54,846    1,039,320          2,560         -       1,041,880        -
                                     ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                     $38,810,025    2,504,276   41,314,301      9,314,010   11,318,947   39,309,364   1,996,066
                                     ============ ============ ============ ============== ============ ============ ===========




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

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of December 31, 1998, 173 of the 243 single-family lots.

(d) Reconciliation of investment properties owned:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $41,858,671    40,607,293
  Additions during year:
  Improvements....................................     946,007     2,348,964
                                                   ------------  ------------
                                                    42,804,678    42,956,257
  Sales during year...............................   3,495,314     1,097,586
                                                   ------------  ------------
  Balance at December 31,......................... $39,309,364    41,858,671
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1998          1997
                                                       ----          ----
  Balance at January 1,........................... $    15,384        12,282
  Depreciation expense............................       3,103         3,102
                                                   ------------  ------------
  Balance at December 31,......................... $    18,487        15,384
                                                   ============  ============

(f) The aggregate cost of investment properties owned at December 31, 1998 for Federal income tax purposes was approximately $39,220,000 (unaudited).

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1998, the Partnership had leases of generally one year in duration, for approximately 3,045 acres of the approximately 3,456 acres owned.


(6) Mortgage Loan Receivable

As a result of the sale of the remaining approximately 84 acres of Parcel 15 for a sales price of $2,750,000 on August 14, 1998, the Partnership received a mortgage loan receivable of $2,750,000 and recorded a deferred gain on sale of $1,701,090, of which $904,887 has been recognized as of December 31, 1998. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum and has a maturity date of July 31, 2001, at which time all accrued interest, as well as principal, is due. On December 21, 1998, the purchaser paid down the mortgage loan receivable in the principal amount of $1,462,849 plus accrued interest, resulting in a mortgage loan receivable balance of $1,287,151 at December 31, 1998. As of December 31, 1998, accrued interest totaled $3,174.


(7) Subsequent Events

On March 9, 1999, the Partnership sold an additional 11 lots of Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, to an unaffiliated third party for $438,780. The Partnership received net sales proceeds of $437,746 and recorded a gain on sale of $104,671.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 1998.



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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Norbert J. Treonis...... Senior Vice President-Property Management
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Paul J. Wheeler......... Vice President-Personal Financial Services Group
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. Challenger.. Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

    DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    NORBERT J. TREONIS (age 48) joined The Inland Group, Inc. and its affiliates in 1975 and he is currently Chairman and Chief Executive Officer of The Inland Property Management Group, Inc. and a Director of The Inland Group, Inc. He serves on the Board of Directors of all Inland subsidiaries involved in the property management, acquisitions and maintenance of real estate, including Mid-America Property Management Corporation, Metropolitan Construction Services, Inc. and Inland Commercial Property Management, Inc.
Mr. Treonis is charged with the responsibility of the overall management and leasing of all apartment units, retail, industrial and commercial properties nationwide.

Mr. Treonis is a licensed real estate broker. He is a past member of the Board of Directors of American National Bank of DuPage, the Apartment Building Owners and Managers Association, the National Apartment Association and the Chicagoland Apartment Association.

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1998, such costs were $68,315, of which $5,473 was unpaid as of December 31, 1998.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1998, the Partnership incurred $88,412 in Asset Management Fees, of which $20,776 was unpaid as of December 31, 1998.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1998, the Partnership incurred and paid $79,512 of such costs.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. For the year ended December 31, 1998, the Partnership incurred and paid $90,456 of such costs, which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

                                  Amount and Nature
                                    of Beneficial             Percent
    Title of Class                    Ownership               of Class
    --------------               --------------------      --------------
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

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed in the index at page 13 of this Annual Report are filed as part of this Annual Report.

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

(d) Reports on Form 8-K:

    None


No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND LAND APPRECIATION FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 29, 1999

                                  /s/ Patricia A. Challenger

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: March 29, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 29, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 29, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 29, 1999