Form 10-Q
period 1999-03-31
INLAND LAND APPRECIATION FUND II LP
filed 1999-05-13
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)



                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   865,553       340,191
  Accounts and accrued interest receivable
    (Note 5)......................................      46,529         3,208
  Other current assets............................         974         2,229
                                                   ------------  ------------
Total current assets..............................     913,056       345,628
                                                   ------------  ------------

Mortgage loan receivable (Note 5).................   1,284,174     1,287,151
Investment properties (including acquisition
  fees paid to Affiliates of $1,908,740 and
  $1,915,424 at March 31, 1999 and December 31,
  1998, respectively) (Notes 1 and 3):
  Land and improvements...........................  38,905,507    39,216,282
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    38,998,589    39,309,364
  Less accumulated depreciation...................      19,263        18,487
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  38,979,326    39,290,877
                                                   ------------  ------------
Total assets...................................... $41,176,556    40,923,656
                                                   ============  ============

















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 1999 and December 31, 1998
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    52,148        29,019
  Accrued real estate taxes.......................     134,963       104,137
  Due to Affiliates (Note 2)......................      39,214        26,249
  Unearned income.................................     112,627        39,233
                                                   ------------  ------------
Total current liabilities.........................     338,952       198,638
                                                   ------------  ------------
Deferred gain on sale of investment
  properties (Note 5).............................     794,362       796,203

Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     616,596       617,144
   Cumulative cash distributions..................    (259,531)     (259,531)
                                                   ------------  ------------
                                                       357,565       358,113
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,119.52 Units outstanding (net of offering
    costs of $7,532,439, of which $2,535,445 was
    paid to Affiliates)...........................  42,597,492    42,597,492
   Cumulative net income..........................   8,924,938     8,809,963
   Cumulative cash distributions.................. (11,836,753)  (11,836,753)
                                                   ------------  ------------
                                                    39,685,677    39,570,702
                                                   ------------  ------------
Total Partners' capital...........................  40,043,242    39,928,815
                                                   ------------  ------------
Total liabilities and Partners' capital........... $41,176,556    40,923,656
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       1999          1998
Income:                                                ----          ----
  Sale of investment properties (Notes 1 and 3)... $   609,348       368,121
  Recognition of deferred gain on sale of
    investment properties.........................       1,841          -
  Rental income (Note 4)..........................      96,510        91,832
  Interest income.................................      33,174        22,511
  Other income....................................        -          160,057
                                                   ------------  ------------
                                                       740,873       642,521
                                                   ------------  ------------
Expenses:
  Cost of investment properties sold..............     441,975       252,403
  Professional services to Affiliates.............      12,435         9,800
  Professional services to non-affiliates.........      34,708        31,673
  General and administrative expenses to
    Affiliates....................................      12,278         8,445
  General and administrative expenses to
    non-affiliates................................      21,875         8,220
  Marketing expenses to Affiliates................      10,112         9,080
  Marketing expenses to non-affiliates............      24,429        30,330
  Land operating expenses to Affiliates...........      21,598        22,724
  Land operating expenses to non-affiliates.......      46,260        43,204
  Depreciation....................................         776           776
                                                   ------------  ------------
                                                       626,446       416,655
                                                   ------------  ------------
Net income........................................ $   114,427       225,866
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (548)        1,101
  Limited Partners................................     114,975       224,765
                                                   ------------  ------------
Net income........................................ $   114,427       225,866
                                                   ============  ============

Net income (loss) allocated to the one General
  Partner Unit.................................... $      (548)        1,101
                                                   ============  ============

Net income per Unit allocated to Limited Partners
  per weighted average Limited Partnership Units
  (50,119.52 and 50,164.52 for the three months
  ended March 31, 1999 and 1998, respectively).... $      2.29          4.48
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)


                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   114,427       225,866
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation..................................         776           776
    Gain on sale of investment properties.........    (167,373)     (115,718)
    Recognition of deferred gain on sale of
      investment properties.......................      (1,841)         -
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (43,321)      (12,582)
      Other current assets........................       1,255         1,341
      Accounts payable............................      23,129         1,735
      Accrued real estate taxes...................      30,826        24,043
      Due to Affiliates...........................      12,965        45,864
      Unearned income.............................      73,394        19,136
                                                   ------------  ------------
Net cash provided by operating activities.........      44,237       190,461
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments on mortgage loan receivable..       2,977          -
  Additions to investment properties..............    (131,200)     (143,479)
  Proceeds from sale of investment properties.....     609,348       368,121
                                                   ------------  ------------
Net cash provided by investing activities.........     481,125       224,642
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     525,362       415,103
Cash and cash equivalents at beginning of
  period..........................................     340,191       961,428
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   865,553     1,376,531
                                                   ============  ============














                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 1999, the Partnership has repurchased a total of 356.65 Units for $346,239 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $866,000 and $340,000 at March 31, 1999 and December 31, 1998, respectively.

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

                                March 31, 1999
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership has not recognized any such impairment.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $7,616 and $5,473 was unpaid as of March 31, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $21,598 and $22,724 have been incurred for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999 and December 31, 1998, $21,598 and $20,776, respectively, was unpaid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $10,112 and $9,080 have been incurred for the three months ended March 31, 1999 and 1998, respectively, and are included in marketing expenses to Affiliates, of which $10,000 was unpaid as of March 31, 1999.

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

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(3) Investment Properties
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold        03/31/99   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        528,768         -       2,757,133         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          9,118         -         602,646         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657         28,877         -       1,737,534         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          1,554         -       1,521,417         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        196,756         -       2,245,954         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         19,654        4,457      990,733         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      2,991,374    2,076,100    1,640,231      104,671
                  (12.6506)  Var 1997
                  (15.7041)  Var 1998
                   (4.7985)  Var 1999

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         26,879       10,000    3,775,854         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          7,625         -         225,687         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          6,331         -       1,962,380         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          5,893         -         472,267         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         24,998         -         981,268         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        117,829    1,220,523         -            -
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         83,153         -       1,554,942         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          4,921         -         462,247         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        267,455         -       1,485,946         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      4,323,885    3,763,766   22,416,239      104,671


                                                                 -9-


                                      -9-



                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(3) Investment Properties (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold        03/31/99   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
                                                                                                            Total
      Subtotal                       $20,641,999    1,214,121   21,856,120      4,323,885    3,763,766   22,416,239      104,671

  19     Kane     436.236   12/13/91   4,362,360      321,250    4,683,610        164,421         -       4,848,031        -

  20   Kane &
       Kendall    400.129   01/31/92   1,692,623      101,318    1,793,941        213,546         -       2,007,487        -

  21   Kendall     15.013   05/26/92     250,000       23,844      273,844          8,414       18,798      263,460      30,662
                   (1.000)  03/16/99

  22   Kendall    391.959   10/30/92   3,870,000      283,186    4,153,186        108,069      164,804    4,096,451        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92   3,231,942      251,373    3,483,315      4,441,352    5,900,632    2,024,035      32,040
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                  (10.6624)  Var 1998
                    (.6528)  Var 1999

  23A(a) Kendall     .2676  10/30/92     170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24   Kendall      3.908   01/21/93     645,000       56,316      701,316          3,354         -         704,670        -

  24A(b) Kendall     .406   01/21/93     155,000       13,533      168,533           -            -         168,533        -

  25   Kendall    656.687   01/28/93   1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26   Kane        89.511   03/10/93   1,181,555       89,312    1,270,867        148,762         -       1,419,629        -

  27   Kendall     83.525   03/11/93     984,474       54,846    1,039,320         10,734         -       1,050,054        -
                                     ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                     $38,810,025    2,504,276   41,314,301      9,445,210   11,760,922   38,998,589     167,373
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

                                March 31, 1999
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 is a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of March 31, 1999, 176 of the 243 single-family lots.

(d) Reconciliation of investment properties and improvements owned:

                                                     March 31,    December 31,
                                                       1999          1998
                                                   ------------  ------------
  Balance at January 1,........................... $39,309,364    41,858,671
  Additions during period.........................     131,200       946,007
  Sales during period.............................     441,975     3,495,314
                                                   ------------  ------------
  Balance at end of period........................ $38,998,589    39,309,364
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1999          1998
                                                       ----          ----
  Balance at January 1,........................... $    18,487        15,384
  Depreciation expense............................         776         3,103
                                                   ------------  ------------
  Balance at end of period........................ $    19,263        18,487
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,849 acres of the approximately 3,449 acres owned.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(5) Mortgage Loans Receivable

As a result of the sale of the remaining approximately 84 acres of Parcel 15 for a sales price of $2,750,000 on August 14, 1998, the Partnership received a mortgage loan receivable of $2,750,000 and recorded a deferred gain on sale of $1,701,090, of which $906,728 has been recognized as of March 31, 1999. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum and has a maturity date of July 31, 2001, at which time all accrued interest, as well as principal, is due. On December 21, 1998, the purchaser paid down the mortgage loan receivable in the principal amount of $1,462,849 plus accrued interest, resulting in a mortgage loan receivable balance of $1,287,151 at December 31, 1998. As of March 31, 1999, the principal balance was $1,284,174 and accrued interest receivable totaled $31,734.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of March 31, 1999, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,031 acres of the approximately 4,480 acres originally owned. As of March 31, 1999, cumulative distributions have totaled $11,836,753 to the Limited Partners and $93,034 to the General Partner. Of the $11,836,753 distributed to the Limited Partners, $11,115,753 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of March 31, 1999, the Partnership has used $9,445,210 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 1999, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 1999, the Partnership had cash and cash equivalents of $865,553, of which approximately $271,400 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $594,153 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The
Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has all of the total 130 single-family lots under contract with a homebuilder, of which seventy-six have already closed (see Note 3 of the Notes to Financial Statements). Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of March 31, 1999, the Partnership has sold 176 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel
23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. The Partnership has sixty-four of the remaining sixty-seven single-family lots under contract with homebuilders (see Note 3 of the Notes to Financial Statements).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the three months ended March 31, 1999 is the result of the sale of approximately six acres, consisting of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of one acre of Parcel
21. Income from the sale of investment properties and the cost of investment properties sold for the three months ended March 31, 1998 is the result of the sale of approximately three acres, consisting of additional lots at the Olde Mill Ponds at Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23).

As of March 31, 1999, the Partnership owned twenty-three parcels of land consisting of approximately 3,449 acres and one office building. Of the approximately 3,449 acres owned, 2,849 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to the annual increase in lease amounts from tenants.

Interest income increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due primarily to the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acres of Parcel 15. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the three months ended March 31, 1998 relates to a penalty charged to one of the homebuilders on Parcel 23. No such fees were charged in 1999.

Professional services to Affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to an increase in accounting fees.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to non-affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increases in real estate taxes and maintenance expenses.


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

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 were approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.

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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 12, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: May 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 12, 1999