Form 10-Q
period 1999-06-30
INLAND LAND APPRECIATION FUND II LP
filed 1999-08-11
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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

                      June 30, 1999 and December 31, 1998
                                  (unaudited)



                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,798,493       340,191
  Accounts and accrued interest receivable
    Note 5).......................................     102,199         3,208
  Other current assets............................        -            2,229
                                                   ------------  ------------
Total current assets..............................   1,900,692       345,628
                                                   ------------  ------------

Mortgage loan receivable (Note 5).................   1,277,844     1,287,151
Investment properties (including acquisition
  fees paid to Affiliates of $1,884,493 and
  $1,915,424 at June 30, 1999 and December 31,
  1998, respectively) (Notes 1 and 3):
  Land and improvements...........................  38,436,574    39,216,282
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    38,529,656    39,309,364
  Less accumulated depreciation...................      20,038        18,487
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  38,509,618    39,290,877
                                                   ------------  ------------
Total assets...................................... $41,688,154    40,923,656
                                                   ============  ============

















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                      June 30, 1999 and December 31, 1998
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    44,376        29,019
  Accrued real estate taxes.......................     105,401       104,137
  Due to Affiliates (Note 2)......................      21,456        26,249
  Unearned income.................................      29,267        39,233
                                                   ------------  ------------
Total current liabilities.........................     200,500       198,638
                                                   ------------  ------------
Deferred gain on sale of investment
  properties (Note 5).............................     790,446       796,203

Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     617,013       617,144
   Cumulative cash distributions..................    (259,531)     (259,531)
                                                   ------------  ------------
                                                       357,982       358,113
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,159.52 and 50,164.52 Units outstanding
    at June 30, 1998 and December 31, 1997,
    respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,597,492     42,597,492
   Cumulative net income..........................   9,578,487      8,809,963
   Cumulative cash distributions.................. (11,836,753)  (11,836,753)
                                                   ------------  ------------
                                                    40,339,226    39,570,702
                                                   ------------  ------------
Total Partners' capital...........................  40,697,208    39,928,815
                                                   ------------  ------------
Total liabilities and Partners' capital........... $41,688,154    40,923,656
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1999       1998       1999       1998
Income:                                ----       ----       ----       ----
  Sale of investment properties
    (Notes 1 and 3)................ $2,065,938   934,618  2,675,286  1,302,739
  Recognition of deferred gain on
    sale of investment properties..      3,916      -         5,757       -
  Rental income (Note 4)...........    103,142    92,648    199,652    184,480
  Interest income..................     43,777    30,355     76,951     52,866
  Other income.....................       -         -          -       160,057
                                    ---------- ---------- ---------- ----------
                                     2,216,773 1,057,621  2,957,646  1,700,142
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................  1,457,541   672,817  1,899,516    925,220
  Professional services to
    Affiliates.....................     13,580     6,385     26,015     16,185
  Professional services to
    non-affiliates.................      1,496       286     36,204     31,959
  General and administrative
    expenses to Affiliates.........      1,805     1,303     14,083      9,748
  General and administrative
    expenses to non-affiliates.....      7,425    10,866     29,300     19,086
  Marketing expenses to Affiliates.      9,110      (195)    19,222      8,885
  Marketing expenses to
    non-affiliates.................     18,018    30,809     42,447     61,139
  Land operating expenses to
    Affiliates.....................     21,597    22,626     43,195     45,350
  Land operating expenses to
    non-affiliates.................     31,460    41,706     77,720     84,910
  Depreciation.....................        775       776      1,551      1,552
                                    ---------- ---------- ---------- ----------
                                     1,562,807   787,379  2,189,253  1,204,034
                                    ---------- ---------- ---------- ----------
Net income......................... $  653,966   270,242    768,393    496,108
                                    ========== ========== ========== ==========






                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

           For the three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Six months
                                           ended                 ended
                                          June 30,              June 30,
                                          --------              --------
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Net income (loss) allocated to:
  General Partner.................. $     417         85       (131)     1,186
  Limited Partners.................   653,549    270,157    768,524    494,922
                                    ---------- ---------- ---------- ----------
Net income......................... $ 653,966    270,242    768,393    496,108
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     417         85       (131)     1,186
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units
  (50,119.52 and 50,161.17 for the
  three months ended June 30, 1999
  and 1998, and 50,119.52 and
  50,162.84 for the six months
  ended June 30, 1999 and 1998,
  respectively).................... $   13.04       5.39      15.33       9.87
                                    ========== ========== ========== ==========

















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1999 and 1998
                                   (unaudited)


                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   768,393       496,108
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation..................................       1,551         1,552
    Gain on sale of investment properties.........    (781,527)     (377,519)
    Recognition of deferred gain on sale of
      investment properties.......................      (5,757)         -
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (98,991)      (10,196)
      Other current assets........................       2,229        (2,620)
      Accounts payable............................      15,357         1,527
      Accrued real estate taxes...................       1,264         4,591
      Due to Affiliates...........................      (4,793)      (12,091)
      Unearned income.............................      (9,966)      (71,640)
Net cash provided by (used in) operating           ------------  ------------
  activities......................................    (112,240)       29,712
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............  (1,119,808)     (357,224)
  Principal payments collected on mortgage loans
    receivable....................................       9,307          -
  Proceeds from sale of investment properties.....   2,681,043     1,302,739
                                                   ------------  ------------
Net cash provided by investing activities.........   1,570,542       945,515
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........        -           (4,391)
                                                   ------------  ------------
Net cash used in financing activities.............        -           (4,391)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........   1,458,302       970,836
Cash and cash equivalents at beginning of
  period..........................................     340,191       961,428
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,798,493     1,932,264
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1999
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 1999, the Partnership has repurchased a total of 356.65 Units for $346,239 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,798,000 and $340,000 at June 30, 1999 and December 31, 1998, respectively.

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

                                 June 30, 1999
                                  (unaudited)


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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $21,456 and $5,473 was unpaid as of June 30, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $21,598 and $22,724 have been incurred for the three months ended March 31, 1999 and 1998, respectively. As of June 30, 1999 and December 31, 1998, $0 and $20,776, respectively, was unpaid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $19,222 and $8,885 have been incurred for the six months ended June 30, 1999 and 1998, respectively, and are included in marketing expenses to Affiliates, all of which was paid as of June 30, 1999 and December 31, 1998.

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

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(3) Investment Properties
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold        06/30/99   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        529,353         -       2,757,718         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          9,480         -         603,008         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657         30,179         -       1,738,836         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          1,892         -       1,521,755         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        204,853         -       2,254,051         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         20,165        4,457      991,244         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      3,020,021    2,411,523    1,333,455      206,995
                  (12.6506) Var 1997
                  (15.7041) Var 1998
                   (9.6000) Var 1999

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         27,242       10,000    3,776,217         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          9,006         -         227,068         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          8,389         -       1,964,438         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          7,093         -         473,467         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         29,845         -         986,115         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        117,829    1,220,523         -            -
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         83,985         -       1,555,774         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326          5,791         -         463,117         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        267,859         -       1,486,350         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      4,375,682    4,099,189   22,132,613      206,995


                                                                -10-


                                     -10-



                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(3) Investment Properties (continued)
                                                                                                             Total
                   Gross                           Initial Costs                 Costs                     Remaining    Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of      Costs of   Year Gain
       Location: Purchased   Sales       Original  Acquisition     Total     Subsequent to    Property     Parcels at   on Sale
Parcel  County    (Sold)     Date         Costs       Costs        Costs      Acquisition       Sold        06/30/99   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
      Subtotal                       $20,641,999    1,214,121   21,856,120      4,375,682    4,099,189   22,132,613      206,995

  19     Kane     436.236   12/13/91   4,362,360      321,250    4,683,610        165,925         -       4,849,535        -

  20   Kane &
       Kendall    400.129   01/31/92   1,692,623      101,318    1,793,941        994,978      849,536    1,939,383     415,531
                  (21.138)  06/30/99

  21   Kendall     15.013   05/26/92     250,000       23,844      273,844          8,744       18,798      263,790      30,662
                   (1.000)  03/16/99

  22   Kendall    391.959   10/30/92   3,870,000      283,186    4,153,186        108,803      164,804    4,097,185        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96

  23 (c) Kendall  133.2074  10/30/92   3,231,942      251,373    3,483,315      4,564,548    6,263,317    1,784,546     122,582
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                  (10.6624) Var 1998
                   (2.610)  Var 1999

  23A(a) Kendall     .2676  10/30/92     170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24   Kendall      3.908   01/21/93     645,000       56,316      701,316          4,017         -         705,333        -

  24A(b) Kendall     .406   01/21/93     155,000       13,533      168,533           -            -         168,533        -

  25   Kendall    656.687   01/28/93   1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26   Kane        89.511   03/10/93   1,181,555       89,312    1,270,867        267,446         -       1,538,313        -

  27   Kendall     83.525   03/11/93     984,474       54,846    1,039,320         11,105         -       1,050,425        -
                                     ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                     $38,810,025    2,504,276   41,314,301     10,523,921   13,308,566   38,529,656     775,770
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

                                 June 30, 1999
                                  (unaudited)


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

(d) Reconciliation of investment properties and improvements owned:

                                                     June 30,     December 31,
                                                       1999          1998
                                                   ------------  ------------
  Balance at January 1,........................... $39,309,364    41,858,671
  Additions during period.........................   1,119,808       946,007
  Sales during period.............................   1,899,516     3,495,314
                                                   ------------  ------------
  Balance at end of period........................ $38,529,656    39,309,364
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1999          1998
                                                       ----          ----
  Balance at January 1,........................... $    18,487        15,384
  Depreciation expense............................       1,551         3,103
                                                   ------------  ------------
  Balance at end of period........................ $    20,038        18,487
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,849 acres of the approximately 3,421 acres owned.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(5) Mortgage Loans Receivable

As a result of the sale of the remaining approximately 84 acres of Parcel 15 for a sales price of $2,750,000 on August 14, 1998, the Partnership received a mortgage loan receivable of $2,750,000 and recorded a deferred gain on sale of $1,701,090, of which $910,644 has been recognized as of June 30, 1999. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum and has a maturity date of July 31, 2001, at which time all accrued interest, as well as principal, is due. On December 21, 1998, the purchaser paid down the mortgage loan receivable in the principal amount of $1,462,849 plus accrued interest, resulting in a mortgage loan receivable balance of $1,287,151 at December 31, 1998. As of June 30, 1999, the principal balance was $1,277,844 and accrued interest receivable totaled $60,440. At June 30, 1999, the fair market value of the mortgage loan receivable approximated its carrying value.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of June 30, 1999, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,059 acres of the approximately 4,480 acres originally owned. As of June 30, 1999, cumulative distributions have totaled $11,836,753 to the Limited Partners and $259,531 to the General Partner. Of the $11,836,753 distributed to the Limited Partners, $11,115,753 net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of June 30, 1999, the Partnership has used $10,523,921 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 1999, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 1999, the Partnership had cash and cash equivalents of $1,798,493 of which approximately $274,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately $1,524,000 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

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

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the six months ended June 30, 1999 is the result of the sale of approximately ten acres, consisting of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23), the sale of approximately 21 acres of Parcel 20 and the sale of one acre of Parcel 21. Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 1998 is the result of the sale of approximately three acres, consisting of additional lots at the Olde Mill Ponds at Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23).

As of June 30, 1999, the Partnership owned twenty-three parcels of land consisting of approximately 3,421 acres and one office building. Of the approximately 3,421 acres owned, 2,849 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to the annual increase in lease amounts from tenants.

Interest income increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due primarily to the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acres of Parcel 15. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the six months ended June 30, 1998 relates to a penalty charged to one of the homebuilders on Parcel 23. No such fees were charged in 1999.

Professional services to Affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to increases in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in accounting fees.

General and administrative expenses to Affiliates increased for the three and six months ended June 30, 1999, as compared to the three and six months ended
June 30, 1998, due to increases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to non-affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in non recurring advertising and travel expenses relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to Affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates decreased for the three and six months ended June 30, 1999, as compared to the three and six months ended June 30, 1998, due to decreases in assessment fees, real estate taxes and maintenance expenses.

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

Suppliers and other Parties: The Partnership is in the process of surveying suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are ongoing, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's diverse supplier base.

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 costs are not expected to be significant.

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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1999


                                  /S/ PATRICIA A. CHALLENGER

                            By:   Patricia A. Challenger
                                  Senior Vice President
                            Date: August 11, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1999