Form 10-Q
period 1999-09-30
INLAND LAND APPRECIATION FUND II LP
filed 1999-11-12
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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

                   September 30, 1999 and December 31, 1998
                                  (unaudited)



                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $ 1,886,506       340,191
  Accounts and accrued interest receivable
    (Note 5)......................................     149,989         3,208
  Other current assets............................       3,380         2,229
                                                   ------------  ------------
Total current assets..............................   2,039,875       345,628


Mortgage loans receivable (Note 5)................   1,265,618     1,287,151
Investment properties (including acquisition
  fees paid to Affiliates of $1,877,820 and
  $1,915,424 at September 30, 1999 and December
  31, 1998, respectively) (Notes 1 and 3):
  Land and improvements...........................  38,783,447    39,216,282
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    38,876,529    39,309,364
  Less accumulated depreciation...................      20,814        18,487
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  38,855,715    39,290,877
                                                   ------------  ------------
Total assets...................................... $42,161,208    40,923,656
                                                   ============  ============

















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                   September 30, 1999 and December 31, 1998
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    15,388        29,019
  Accrued real estate taxes.......................      80,245       104,137
  Due to Affiliates (Note 2)......................      69,863        26,249
  Unearned income.................................      11,577        39,233
                                                   ------------  ------------
Total current liabilities.........................     177,073       198,638
                                                   ------------  ------------
Deferred gain on sale of investment
  properties (Note 5).............................     782,883       796,203

Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500           500
   Cumulative net income..........................     617,775       617,144
   Cumulative cash distributions..................    (259,531)     (259,531)
                                                   ------------  ------------
                                                       358,744       358,113
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,089.52 and 50,164.52 Units outstanding
    as of September 30, 1999 and December 31,
    1998, respectively (net of offering costs of
    $7,532,439, of which $2,535,445 was paid
    to Affiliates)................................  42,574,139    42,597,492
   Cumulative net income..........................  10,105,122     8,809,963
   Cumulative cash distributions.................. (11,836,753)  (11,836,753)
                                                   ------------  ------------
                                                    40,842,508    39,570,702
                                                   ------------  ------------
Total Partners' capital...........................  41,201,252    39,928,815
                                                   ------------  ------------
Total liabilities and Partners' capital........... $42,161,208    40,923,656
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        --------------        --------------
                                        1999       1998       1999       1998
Income:                                 ----       ----       ----       ----
  Sale of investment properties
    (Notes 1 and 3)................ $1,179,325  2,241,271 3,854,611  3,544,010
  Recognition of deferred gain on
    sale of investment properties
    (Note 5).......................      7,563       -       13,320       -
  Rental income (Note 4)...........    105,374     92,933   305,026    277,413
  Interest income..................     58,337     71,460   135,288    124,326
  Other income.....................       -          -         -       160,057
                                    ---------- ---------- ---------- ----------
                                     1,350,599  2,405,664 4,308,245  4,105,806
                                    ---------- ---------- ---------- ----------
Expenses:
  Cost of investment properties
    sold...........................    735,678  1,859,588 2,635,194  2,784,808
  Professional services to
    Affiliates.....................     10,487     12,336    36,502     28,521
  Professional services to
    non-affiliates.................         60        207    36,264     32,166
  General and administrative
    expenses to Affiliates.........      5,272      1,200    19,355     10,948
  General and administrative
    expenses to non-affiliates.....      2,093      4,805    31,393     23,891
  Marketing expenses to Affiliates.    (13,930)    12,484     5,292     21,369
  Marketing expenses to
    non-affiliates.................    (16,031)    37,548    26,416     98,687
  Land operating expenses to
    Affiliates.....................     20,609     22,286    63,804     67,636
  Land operating expenses to
    non-affiliates.................     78,188     60,128   155,908    145,038
  Depreciation.....................        776        775     2,327      2,327
                                    ---------- ---------- ---------- ----------
                                       823,202  2,011,357 3,012,455  3,215,391
                                    ---------- ---------- ---------- ----------
Net income......................... $  527,397    394,307 1,295,790    890,415
                                    ========== ========== ========== ==========





                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

        For the three and nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                        Three months           Nine months
                                           ended                 ended
                                        September 30,         September 30,
                                        --------------        --------------
                                       1999       1998       1999       1998
Net income (loss) allocated to:        ----       ----       ----       ----
  General Partner.................. $     762        126        631      1,312
  Limited Partners.................   526,635    394,181  1,295,159    889,103
                                    ---------- ---------- ---------- ----------
Net income......................... $ 527,397    394,307  1,295,790    890,415
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $     762        126        631      1,312
                                    ========== ========== ========== ==========
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per weighted average
  Limited Partnership Units (50,092.89
  and 50,133.00 for the three months
  ended September 30, 1999 and 1998,
  respectively, and 50,110.55 and
  50,152.78 for the nine months
  ended September 30, 1999 and 1998,
  respectively).................... $   10.51       7.86      25.85      17.73
                                    ========== ========== ========== ==========



















                 See accompanying notes to financial statements.

                     INLAND LAND APPRECIATION FUND II, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1999 and 1998
                                   (unaudited)

                                                       1999          1998
Cash flows from operating activities:                  ----          ----
  Net income...................................... $ 1,295,790       890,415
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation..................................       2,327         2,327
    Gain on sale of investment properties.........  (1,219,417)     (759,202)
    Recognition of deferred gain on sale of
      investment properties.......................     (13,320)         -
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....    (146,781)     (110,985)
      Other current assets........................      (1,151)       (6,147)
      Accounts payable............................     (13,631)       (7,229)
      Accrued real estate taxes...................     (23,892)      (23,349)
      Due to Affiliates...........................      43,614        28,056
      Unearned income.............................     (27,656)      (99,639)
                                                   ------------  ------------
Net cash used in operating activities.............    (104,117)      (85,753)
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment properties..............  (2,202,359)     (569,958)
  Sale (purchase) of short-term investments, net..        -          431,682
  Principal payment collected on mortgage loans
    receivable....................................      21,533          -
  Proceeds from sale of investment properties.....   3,854,611     2,495,100
                                                   ------------  ------------
Net cash provided by investing activities.........   1,673,785     2,356,824
                                                   ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership Units.........     (23,353)      (39,518)
                                                   ------------  ------------
Net cash used in financing activities.............     (23,353)      (39,518)
Net increase (decrease) in cash and                ------------  ------------
  cash equivalents................................   1,546,315     2,231,553
Cash and cash equivalents at beginning of
  period..........................................     340,191       961,428
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,886,506     3,192,981
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1999
                                  (unaudited)


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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 1999, the Partnership has repurchased a total of 386.65 Units for $369,592 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are carried at cost which approximates market. Cash and cash equivalents are approximately $1,886,507 and $340,000 at September 30, 1999 and December 31, 1998, respectively.

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

                              September 30, 1999
                                  (unaudited)


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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $16,420 and $5,473 was unpaid as of September 30, 1999 and December 31, 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $63,804 and $67,636 have been incurred for the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999 and December 31, 1998, $20,609 and $20,776, respectively, was unpaid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $5,292 and $21,369 have been incurred for the nine months ended September 30, 1999 and 1998, respectively, and are included in marketing expenses to Affiliates. As of September 30, 1999 and December 31, 1998, $70 and $0, respectively, was unpaid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties. As of September 30, 1999 and December 31, 1998, $32,764 and $0, respectively, was unpaid.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(3) Investment Properties
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       09/30/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        531,431         -       2,759,796         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528          9,965         -         603,493         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657         31,521         -       1,740,178         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          2,651         -       1,522,514         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        208,526         -       2,257,724         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         20,844        4,457      991,923         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      3,051,158    2,880,305      895,810      381,264
                  (12.6506) Var 1997
                  (15.7041) Var 1998
                  (16.1400) Var 1999

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         28,397       10,000    3,777,372         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062          9,751         -         227,813         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          9,222         -       1,965,271         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          7,982         -         474,356         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         42,161         -         998,431         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        117,829    1,220,523         -          13,320
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         85,640         -       1,557,429         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326         16,854         -         474,180         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        268,709         -       1,487,200         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      4,445,341    4,567,971   21,733,490      394,584

                                                                -10-


                                     -10-



                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(3) Investment Properties (continued)
                                                                                                            Total
                   Gross                           Initial Costs                 Costs       Cumulative   Remaining     Current
                   Acres    Purchase/ --------------------------------------  Capitalized     Costs of     Costs of    Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    On Sale
  #      County   /(Sold)     Date        Costs       Costs        Costs      Acquisition       Sold       09/30/99    Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ------------
      Subtotal                       $20,641,999    1,214,121   21,856,120      4,445,341    4,567,971   21,733,490      394,584

  19     Kane     436.236   12/13/91   4,362,360      321,250    4,683,610        168,963         -       4,852,573        -

  20   Kane &
       Kendall    400.129   01/31/92   1,692,623      101,318    1,793,941      1,168,932      911,016    2,051,857     354,051
                  (21.138)  06/30/99

  21   Kendall     15.013   05/26/92     250,000       23,844      273,844          9,221       18,798      264,267      30,662
                   (1.000)  03/16/99

  22   Kendall    391.959   10/30/92   3,870,000      283,186    4,153,186        110,354      190,683    4,072,857     269,607
                  (10.000)  01/06/94
                   (5.538)  01/05/96
                   (2.400)  07/27/99

  23 (c) Kendall  133.2074  10/30/92   3,231,942      251,373    3,483,315      4,584,396    6,442,853    1,624,858     183,833
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                  (10.6624)  Var 1998
                   (3.917)  Var 1999

  23A(a) Kendall     .2676  10/30/92     170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24   Kendall      3.908   01/21/93     645,000       56,316      701,316          5,172         -         706,488        -

  24A(b) Kendall     .406   01/21/93     155,000       13,533      168,533           -            -         168,533        -

  25   Kendall    656.687   01/28/93   1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26   Kane        89.511   03/10/93   1,181,555       89,312    1,270,867      1,079,109         -       2,349,976        -

  27   Kendall     83.525   03/11/93     984,474       54,846    1,039,320         12,310         -       1,051,630        -
                                     ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                     $38,810,025    2,504,276   41,314,301     11,606,471   14,044,243   38,876,529   1,232,737
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

                              September 30, 1999
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b) Included in the purchase of Parcel 24 is a 2,400 square foot office building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of September 30, 1999, 191 of the 243 single-family lots.

(d) Reconciliation of investment properties and improvements owned:

                                                   September 30,  December 31,
                                                       1999          1998
                                                   ------------  ------------
  Balance at January 1,........................... $39,309,364    41,858,671
  Additions during period.........................   2,202,359       946,007
  Sales during period.............................   2,635,194     3,495,314
                                                   ------------  ------------
  Balance at end of period........................ $38,876,529    39,309,364
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1999          1998
                                                       ----          ----
  Balance at January 1,........................... $    18,487        15,384
  Depreciation expense............................       2,327         3,103
                                                   ------------  ------------
  Balance at end of period........................ $    20,814        18,487
                                                   ============  ============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 1999, the Partnership had farm leases of generally one year in duration, for approximately 2,849 acres of the approximately 3,411 acres owned.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


(5) Mortgage Loans Receivable

As a result of the sale of the remaining approximately 84 acres of Parcel 15 for a sales price of $2,750,000 on August 14, 1998, the Partnership received a mortgage loan receivable of $2,750,000 and recorded a deferred gain on sale of $1,701,090, of which $918,206 has been recognized as of September 30, 1999. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum and has a maturity date of July 31, 2001, at which time all accrued interest, as well as principal, is due. On December 21, 1998, the purchaser paid down the mortgage loan receivable in the principal amount of $1,462,849 plus accrued interest, resulting in a mortgage loan receivable balance of $1,287,151 at December 31, 1998. As of September 30,
1999, the principal balance was $1,265,618 and accrued interest receivable totaled $90,212. At September 30, 1999, the fair market value of the mortgage loan receivable approximated its carrying value.


(6) Subsequent Events

On October 5, 1999, the Partnership sold 18 lots of Parcel 26, the Sugar grove Parcel to an unaffiliated third party for $699,000. The Partnership received net sales proceeds of $469,554 and accepted a purchase money note of $228,000. The note bears interest of 8% per annum with interest accruing and payable at September 30, 2002 and with principal and any remaining interest due October 1, 2004. The Partnership recorded a gain on sale of $207,642, of which 67,899 will be deferred.

On November 2, 1999, the Partnership sold an additional 8 lots of Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, to an unaffiliated third party for $347,912. The Partnership received net sales proceeds of $346,566 and recorded a gain on sale of $94,584.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 1999, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,069 acres of the approximately 4,480 acres originally owned. As of September 30, 1999, cumulative distributions have totaled $11,836,753 to the Limited Partners and $259,531 to the General Partner. Of the $11,836,753 distributed to the Limited Partners, $11,115,753 net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 1999, the Partnership has used $11,606,471 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 1999, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 1999, the Partnership had cash and cash equivalents of $1,886,506 of which approximately $255,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately
$1,631,506 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing uses and preliminary planning is in progress. Parcels 5 and 19 are under contract for sale and the purchaser is in the planning process with the Village of Elburn. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has all of the total 130 single-family lots under contract with a homebuilder, of which one hundred two have already closed (see Note 3 of the Notes to Financial Statements). Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and are currently being marketed for sale. Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of September 30, 1999, the Partnership has sold 191 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. The Partnership has forty-nine of the remaining fifty-two single-family lots under contract with homebuilders (see
Note 3 of the Notes to Financial Statements). Parcel 26 is under development for single family homes with all 170 lots under contract for sale.

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the nine months ended September 30, 1999 is the result of the sale of approximately sixteen acres, consisting of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23), the sale of approximately 21 acres of Parcel 20, the sale of one acre of Parcel 21 and the sale of approximately two acres of Parcel 22. Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 1998 is the result of the sale of approximately three acres, consisting of additional lots at the Olde Mill Ponds at Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of the remaining approximately 84 acres of Parcel 15.

As of September 30, 1999, the Partnership owned twenty-three parcels of land consisting of approximately 3,411 acres and one office building. Of the approximately 3,411 acres owned, 2,849 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to the annual increase in lease amounts from tenants.

Interest income increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acres of Parcel 15. See Note 5 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the six months ended June 30, 1998 relates to a penalty charged to one of the homebuilders on Parcel 23. No such fees were charged in 1999.

Professional services to Affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to increases in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to an increase in accounting fees.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to increases in data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in non recurring advertising and travel expenses relating to marketing the land portfolio to prospective purchasers, as well as a substantial increase in marketing costs capitalized to individual land parcels.

Land operating expenses to Affiliates decreased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to a decrease in tillable acres due to land sales. Land operating expenses to non-affiliates increased for the three and nine months ended September 30, 1999, as compared to the three and nine months ended September 30, 1998, due to an increase in maintenance expenses.

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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1999


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: November 12, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1999