Form 10-K
period 1999-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2000-03-23
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
Item  1.   Business......................................................   3

Item  2.   Properties....................................................   5

Item  3.   Legal Proceedings.............................................   5

Item  4.   Submission of Matters to a Vote of Security Holders...........   5


                                    Part II
                                    -------
Item  5.   Market for Partnership's Limited Partnership
            Units and Related Security Holder Matters....................   6

Item  6.   Selected Financial Data.......................................   7

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk....  11

Item  8.   Financial Statements and Supplementary Data...................  12

Item  9.   Changes in and Disagreements with Independent Auditors on
            Accounting and Financial Disclosure..........................  29


                                   Part III
                                   --------
Item 10.   Directors and Executive Officers of the Registrant............  29

Item 11.   Executive Compensation........................................  35

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................  36

Item 13.   Certain Relationships and Related Transactions................  36


                                    Part IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  37

  SIGNATURES.............................................................  38

                                    PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 1999, the Partnership has repurchased a total of 386.65 Units for $369,592 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged  in  the  business  of  real estate investment which management considers to be a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The  Partnership  acquired  fee  ownership   of  the  following  real  property
investments:

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------  -----------------
Parcel 1, McHenry County, Illinois         372.7590             04/25/90

Parcel 2, Kendall County, Illinois          41.1180             07/06/90

Parcel 3, Kendall County, Illinois         120.8170             11/06/90

Parcel 4, Kendall County, Illinois         299.0250             06/28/91

Parcel 5, Kane County, Illinois            189.0468             02/28/91

Parcel 6, Lake County, Illinois             57.3345             04/16/91
                                             (.2580        sold 10/01/94)

Parcel 7, McHenry County, Illinois          56.7094             04/22/91
                                           (12.6506        sold Var 1997)
                                           (15.7041        sold Var 1998)
                                           (19.6296        sold Var 1999)

Parcel 8, Kane County, Illinois            325.3940             06/14/91
                                             (.8700        sold 04/03/96)

Parcel 9, Will County, Illinois              9.8670             08/13/91

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------  -----------------
Parcel 10, Will County, Illinois           150.6600             08/20/91

Parcel 11, Will County, Illinois           138.4470             08/20/91
                                          (138.4470        sold 05/03/93)

Parcel 12, Will County, Illinois            44.7320             08/20/91

Parcel 13, Will County, Illinois             6.3420             09/23/91
                                            (6.3420        sold 05/03/93)

Parcel 14, Kendall County, Illinois         44.4030             09/03/91

Parcel 15, Kendall County, Illinois        100.3640             09/04/91
                                            (5.0000        sold 09/01/93)
                                           (11.0000        sold 12/01/94)
                                           (84.3640        sold 08/14/98)

Parcel 16, McHenry County, Illinois        168.9050             09/13/91

Parcel 17, Kendall County, Illinois          3.4620             10/30/91

Parcel 18, McHenry County, Illinois        139.1697             11/07/91

Parcel 19, Kane County, Illinois           436.2360             12/13/91

Parcel 20, Kane & Kendall Counties,
           Illinois                        400.1290             01/31/92
                                            (21.1380       sold 06/30/99)

Parcel 21, Kendall County, Illinois         15.0130             05/26/92
                                            (1.0000        sold 03/16/99)

Parcel 22, Kendall County, Illinois        391.9590             10/30/92
                                           (10.0000        sold 01/06/94)
                                            (5.5380        sold 01/05/96)
                                            (2.4000        sold 07/27/99)

Parcel 23, Kendall County, Illinois        133.4750             10/30/92
                                             (.2676        sold 03/16/93)
                                           (11.5250     donated 07/16/93)
                                           (44.0700        sold Var 1995)
                                            (8.2500        sold Var 1996)
                                            (2.6100        sold Var 1997)
                                           (10.6624        sold Var 1998)
                                            (5.8752        sold Var 1999)

Parcel 24, Kendall County, Illinois          4.3140             01/21/93

Parcel 25, Kendall County, Illinois        656.6870             01/28/93
                                          (656.6870        sold 10/31/95)

                                          Gross Acres        Purchase/Sales
      Parcel & Location                  Purchased/Sold           Date
-----------------------------------  --------------------  -----------------
Parcel 26, Kane County, Illinois            89.5110             03/10/93
                                            (2.1080        sold 12/03/99)

Parcel 27, Kendall County, Illinois         83.5250             03/11/93


Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 1999, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,076 acres of the approximately 4,480 acres originally owned.

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

The Partnership had no employees during 1999.

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

There were no matters submitted to a vote of security holders during 1999.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1999, there were 4,847 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for the repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 19-20 of the Prospectus of the Partnership dated October 25, 1989, which is incorporated herein by reference. As of December 31, 1999, the Partnership had approximately $258,040 available for the repurchase of Units.

Item 6. Selected Financial Data


                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)


       For the years ended December 31, 1999, 1998, 1997, 1996 and 1995

                 (not covered by Independent Auditors' Report)


                           1999       1998       1997       1996       1995
                           ----       ----       ----       ----       ----

Total assets.......... $40,377,846 40,923,656 43,263,842 46,763,097 46,003,464
                       =========== ========== ========== ========== ==========

Total income.......... $ 6,065,501  6,260,631  2,174,319  2,359,290  7,995,470
                       =========== ========== ========== ========== ==========

Net income............ $ 1,428,038  2,115,321    518,404    684,711  2,885,478
                       =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit........ $       939    167,690         60      1,671    329,498
                       =========== ========== ========== ========== ==========
Net income allocated
  per Limited
  Partnership Unit(b). $     28.48      38.84      10.33      13.61      50.89
                       =========== ========== ========== ========== ==========
Distributions per
  Limited Partnership
  Unit from sales
  (b)(c).............. $     39.04      99.71      79.72       -         19.91
                       =========== ========== ========== ========== ==========
Weighted average
  Limited Partnership
  Units...............   50,105.25  50,144.40  50,172.77  50,193.51  50,223.70
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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings.
These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. As of December 31, 1999, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,076 acres of the approximately 4,480 acres originally owned. As of December 31, 1999, cumulative distributions have totaled $13,793,106 to the Limited Partners and $259,531 to the General Partner. Of the $13,793,106 distributed to the Limited Partners, $13,072,106 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of December 31, 1999, the Partnership has used $12,479,189 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 1999, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 1999, the Partnership had cash and cash equivalents of $471,223, of which approximately $258,040 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $213,183 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has all of the total 131 single-family lots under contract with a homebuilder, of which 120 have already closed. Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of December 31, 1999, the Partnership has sold 200 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek (see Note 4 of the Notes to Financial Statements for further discussion on Parcel 23).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1999 is the result of the sale of approximately 52 acres, including additional lots at the Olde Mill Ponds in Boone Creek subdivision (Parcel 7), the sale of approximately 21 acres of Parcel 20, the sale of 1 acre of Parcel 21, 2.4 acres of Parcel 22, the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and 2.1 acres of the Sugar Grove parcel (Parcel 26). Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1998 is the result of the sale of approximately 111 acres, including additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of the remaining approximately 84 acres of Parcel 15. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 1997 is the result of the sale of approximately 15 acres, including twenty-nine lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds at Mill Race Creek subdivision (Parcel 23).

As of December 31, 1999, the Partnership owned twenty-three parcels of land consisting of approximately 3,404 acres and one office building. Of the approximately 3,404 acres owned, 2,849 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income increased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and 1997, due to the annual increase in lease amounts from tenants.

Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to the Partnership distributing net sales proceeds of approximately $5,000,000 on December 29, 1998 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties. Interest income increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due primarily to the interest income earned on the mortgage loan receivable the Partnership received from the sale of the remaining acreage of Parcel 15. See
Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loan receivable received from this sale.

The other income recorded for the year ended December 31, 1998 relates to a penalty charged to the homebuilders on Parcel 23. No such fees were charged in 1999.

Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to a increase in legal services required. Professional services to non-affiliates decreased for the year ended December 31 1998, as compared to the year ended December 31, 1997, due primarily to a decrease in legal services.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to a decrease in investor services which is partially offset by an increase in data processing expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to decreases in postage, data processing and investor services expenses. General and administrative expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the years ended December 31, 1998 and December 31, 1997, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a decrease in non-recurring advertising and travel expenses, as well as a substantial increase in the capitalization of marketing costs to individual land parcels. Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to increases in expenses relating to marketing and advertising the Partnership's land investments for sale paid to Affiliates and increases in advertising and travel expenses relating to marketing the land portfolio to prospective purchasers paid to non-affiliates.

Land operating expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998 and December 31, 1997, due to a gradual decrease in tillable acres due to land sales. Land operating expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in grounds maintenance expenses. Land operating expenses to non-affiliates increased for the year ended December 31, 1998, as compared to the year ended December 31 1997, due to an increase in real estate taxes and maintenance expenses of the Partnership's land investments.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Partnership had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Partnership has not experienced any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not material.


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


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data



                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)


                                     Index
                                     -----

                                                                         Page
                                                                         ----
Independent Auditors' Report............................................  13

Financial Statements:

  Balance Sheets, December 31, 1999 and 1998............................  14

  Statements of Operations, for the years ended
    December 31, 1999, 1998 and 1997....................................  16

  Statements of Partners' Capital, for the years ended
    December 31, 1999, 1998 and 1997....................................  18

  Statements of Cash Flows, for the years ended
    December 31, 1999, 1998 and 1997....................................  19

  Notes to Financial Statements.........................................  21



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Chicago, Illinois
January 28, 2000
(March 1, 2000 as to Note 7)

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1999 and 1998



                                    Assets
                                    ------

                                                       1999          1998
Current assets:                                        ----          ----
  Cash and cash equivalents (Note 1).............. $   471,223       340,191
  Accounts and accrued interest
    receivable (Note 6)...........................     129,269         3,208
  Other current assets............................       2,136         2,229
                                                   ------------  ------------
Total current assets..............................     602,628       345,628
                                                   ------------  ------------
Mortgage loan receivable (Note 6).................   1,453,943     1,287,151
Investment properties (including acquisition
  fees paid to Affiliates of $1,845,438 and
  $1,915,424 at December 31, 1999 and 1998,
  respectively) (Notes 1, 3 and 4):
  Land and improvements...........................  38,249,783    39,216,282
  Buildings.......................................      93,082        93,082
                                                   ------------  ------------
                                                    38,342,865    39,309,364
  Less accumulated depreciation...................      21,590        18,487
Total investment properties, net of accumulated    ------------  ------------
  depreciation....................................  38,321,275    39,290,877
                                                   ------------  ------------
Total assets...................................... $40,377,846    40,923,656
                                                   ============  ============




















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                          December 31, 1999 and 1998




                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       1999          1998
                                                       ----          ----
Current liabilities:
  Accounts payable................................ $    38,560        29,019
  Accrued real estate taxes.......................     107,546       104,137
  Due to Affiliates (Note 3)......................      54,577        26,249
  Unearned income.................................      41,674        39,233
                                                   ------------  ------------
Total current liabilities.........................     242,357       198,638
                                                   ------------  ------------
Deferred gain on sale of investment properties
  (Note 6)........................................     758,342       796,203

Partners' capital (Notes 1, 2 and 3):
  General Partner:
   Capital contribution...........................         500          500
   Cumulative net income..........................     618,083      617,144
   Cumulative cash distributions..................    (259,531)    (259,531)
                                                   ------------  ------------
                                                       359,052      358,113
  Limited Partners:                                ------------  ------------
   Units of $1,000. Authorized 60,000 Units,
    50,089.52 and 50,119.52 Units outstanding
    at December 31, 1999 and 1998, respectively
    (net of offering costs of $7,532,439, of which
    $2,535,445 was paid to Affiliates)............  42,574,139    42,597,492
   Cumulative net income..........................  10,237,062     8,809,963
   Cumulative cash distributions.................. (13,793,106)  (11,836,753)
                                                   ------------  ------------
                                                    39,018,095    39,570,702
                                                   ------------  ------------
Total Partners' capital...........................  39,377,147    39,928,815
                                                   ------------  ------------
Total liabilities and Partners' capital........... $40,377,846    40,923,656
                                                   ============  ============







                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
Income:                                  ----          ----          ----
  Sale of investment properties
    (Notes 1 and 3)................. $ 5,427,952     4,586,494     1,609,943
  Recognition of deferred gain on
    sale of investment properties
    (Note 6)........................      37,861       904,887          -
  Rental income (Note 5)............     410,100       371,460       369,362
  Interest income...................     189,588       232,214       194,994
  Other income......................        -          165,576            20
                                     ------------  ------------  ------------
                                       6,065,501     6,260,631     2,174,319
                                     ------------  ------------  ------------
Expenses:
  Cost of investment properties
    sold............................   4,131,679     3,495,314     1,097,586
  Professional services to
    Affiliates......................      43,426        43,599        42,021
  Professional services to
    non-affiliates..................      39,774        32,845        52,705
  General and administrative
    expenses to Affiliates..........      15,607        24,716        28,843
  General and administrative
    expenses to non-affiliates......      43,054        26,725        26,482
  Marketing expenses to
    Affiliates......................     (11,396)       79,512        26,204
  Marketing expenses to
    non-affiliates..................      67,365       156,679       134,981
  Land operating expenses to
    Affiliates......................      84,392        88,412        91,270
  Land operating expenses to
    non-affiliates..................     220,459       194,405       152,721
  Depreciation......................       3,103         3,103         3,102
                                     ------------  ------------  ------------
                                       4,637,463     4,145,310     1,655,915
                                     ------------  ------------  ------------
Net income.......................... $ 1,428,038     2,115,321       518,404
                                     ============  ============  ============










                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations
                                  (continued)

             For the years ended December 31, 1999, 1998 and 1997



                                         1999          1998          1997
                                         ----          ----          ----
Net income allocated to (Note 2):
  General Partner................... $       939       167,690            60
  Limited Partners..................   1,427,099     1,947,631       518,344
                                     ------------  ------------  ------------
Net income.......................... $ 1,428,038     2,115,321       518,404
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $       939       167,690            60
                                     ============  ============  ============

Net income per Unit allocated to
  Limited Partners per weighted
  average Limited Partnership Units
  (50,105.25, 50,144.40 and
  50,172.77 for the years ended
  December 31, 1999, 1998 and 1997,
  respectively)..................... $     28.48         38.84         10.33
                                     ============  ============  ============

























                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1999, 1998 and 1997



                                        General       Limited
                                        Partner       Partners       Total
                                     ------------- ------------- ------------
Balance January 1, 1997............. $   356,860    46,162,396    46,519,256

Repurchase of Limited Partnership
  Units.............................        -          (18,361)      (18,361)
Distributions to Partners ($79.72 per
  weighted average Limited Partnership
  Units of 50,172.77) (Note 2)......        -       (3,999,790)   (3,999,790)
Net income (Note 2).................          60       518,344       518,404
                                     ------------  ------------  ------------
Balance December 31, 1997...........     356,920    42,662,589    43,019,509


Repurchase of Limited Partnership
  Units.............................        -          (39,518)      (39,518)
Distributions to Partners ($99.71 per
  weighted average Limited Partnership
  Units of 50,144.40) (Note 2)......    (166,497)   (5,000,000)   (5,166,497)
Net income (Note 2).................     167,690     1,947,631     2,115,321
                                     ------------  ------------  ------------
Balance December 31, 1998...........     358,113    39,570,702    39,928,815


Repurchase of Limited Partnership
  Units.............................        -          (23,353)      (23,353)
Distributions to Partners ($39.04 per
  weighted average Limited Partnership
  Units of 50,105.25) (Note 2)......        -       (1,956,353)   (1,956,353)
Net income (Note 2).................         939     1,427,099     1,428,038
                                     ------------  ------------  ------------
Balance December 31, 1999...........     359,052    39,018,095    39,377,147
                                     ============  ============  ============












                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $ 1,428,038     2,115,321       518,404
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
    Depreciation....................       3,103         3,103         3,102
    Gain on sale of investment
      properties....................  (1,296,273)   (1,091,180)     (512,357)
    Recognition of deferred gain on
      sale of investment properties.     (37,861)     (904,887)         -
    Changes in assets and liabilities:
     Accounts and accrued interest
       receivable...................    (126,061)       21,857         3,713
     Other current assets...........          93           151            97
     Accounts payable...............       9,541         7,798       (44,166)
     Accrued real estate taxes......       3,409         3,144        (3,066)
     Due to Affiliates..............      28,328        13,799         8,143
     Unearned income................       2,441       (70,436)       39,581
Net cash provided by operating       ------------  ------------  ------------
  activities........................      14,758        98,670        13,451
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments on mortgage
    loan receivable.................      61,208     1,462,849          -
  Additions to investment properties  (3,165,180)     (946,007)   (2,348,964)
  Sale (purchase) of short-term
    investments, net................        -          431,682     1,801,103
  Proceeds from sale of investment
    properties......................   5,199,952     3,537,584     1,609,943
Net cash provided by                 ------------  ------------  ------------
  investing activities..............   2,095,980     4,486,108     1,062,082
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Repurchase of Limited Partnership
    Units...........................     (23,353)      (39,518)      (18,361)
  Cash distributions................  (1,956,353)   (5,166,497)   (3,999,790)
                                     ------------  ------------  ------------
Net cash used in financing activities (1,979,706)   (5,206,015)   (4,018,151)
Net increase (decrease) in cash      ------------  ------------  ------------
  and cash equivalents..............     131,032      (621,237)   (2,942,618)
Cash and cash equivalents at
  beginning of year.................     340,191       961,428     3,904,046
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   471,223       340,191       961,428
                                     ============  ============  ============


                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997


                                         1999          1998          1997
                                         ----          ----          ----
Supplemental schedule of non-cash investing activities:

  Mortgage loan receivable funding.. $  (228,000)   (2,750,000)         -
  Reduction of investment properties   4,131,679     3,495,314          -
  Deferred gain on sale of investment
    properties......................        -        1,701,090          -
  Gain on sale of investment
    properties......................   1,296,273     1,091,180          -
  Proceeds from sale of investment   ------------  ------------  ------------
    properties...................... $ 5,199,952     3,537,584          -
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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996


(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 1999, the Partnership has repurchased a total of 386.65 Units for $369,592 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1999 and 1998, the Partnership has not recognized any such impairment.

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
                                       1999                     1998
                             ------------------------ ------------------------
                                             Tax                      Tax
                                GAAP         Basis       GAAP         Basis
                                Basis     (unaudited)    Basis     (unaudited)
                             ----------- ------------ ----------- ------------
Total assets................ $40,377,846  47,910,285   40,923,656  48,456,097

Partners' capital:
  General Partner...........     359,052     192,208      358,113     188,350
  Limited Partners..........  39,018,095  46,717,379   39,570,702  47,272,905

Net income (loss):
  General Partner...........         939       3,858      167,690      (4,027)
  Limited Partners..........   1,427,099   1,424,180    1,947,631   2,119,348

Net income per Limited
  Partnership Unit..........       28.48       28.42        38.84       42.26

The net income per Unit is based upon the weighted average number of Units of 50,105.25 and 50,144.40 during 1999 and 1998, respectively.

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $878 and $5,473 was unpaid as of December 31, 1999 and 1998, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. Such fees of $84,392, $88,412 and $91,270 have been incurred for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in land operating expenses to Affiliates, of which $0 was unpaid as of December 31, 1999.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $(11,396), $79,512 and $26,204 have been incurred and paid and are included in marketing expenses to Affiliates for the years ended December 31, 1999, 1998 and 1997, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $180,837, $90,456 and $139,696 have been incurred and paid for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in investment properties.

                                        INLAND LAND APPRECIATION FUND II, L.P.
                                                (a limited partnership)

                                             Notes to Financial Statements
                                                      (continued)

(4) Investment Properties
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       12/31/99   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070    2,228,365        533,452         -       2,761,817         -

   2     Kendall   41.118   07/06/90     549,639       43,889      593,528         10,404         -         603,932         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863    1,708,657         35,437         -       1,744,094         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804    1,519,863          3,347         -       1,523,210         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569    2,049,198        225,578         -       2,274,776         -

   6     Lake      57.3345  04/16/91     904,337       71,199      975,536         21,577        4,457      992,656         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444      724,957      3,164,941    3,132,761      757,137      475,847
                  (12.6506) Var 1997
                  (15.7041) Var 1998
                  (19.6296) Var 1999

   8     Kane     325.394   06/14/91   3,496,700      262,275    3,758,975         28,983       10,000    3,777,958         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988      218,062         10,447         -         228,509         -

  10     Will     150.66    08/20/91   1,866,716       89,333    1,956,049          9,808         -       1,965,857         -

  11     Will     138.447   08/20/91     289,914       20,376      310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988      466,374          8,604         -         474,978         -

  13     Will       6.342   09/23/91     139,524          172      139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210      956,270         46,553         -       1,002,823         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694    1,102,694        117,829    1,220,523         -          37,861
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731    1,471,789         93,611         -       1,565,400         -

  17     Kendall    3.462   10/30/91     435,000       22,326      457,326         17,947         -         475,273         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190    1,218,491        269,533         -       1,488,024         -
                                     ------------ ------------ ------------ -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121   21,856,120      4,600,751    4,820,427   21,636,444      513,708

                                                                -25-


                                     -25-


                                               INLAND LAND APPRECIATION FUND II, L.P.
                                                       (a limited partnership)

                                                    Notes to Financial Statements
                                                             (continued)

(4) Investment Properties (continued)
                                                                                                            Total
                   Gross                           Initial Costs                 Costs                    Remaining     Current
                   Acres   Purchase/  --------------------------------------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition     Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs        Costs      Acquisition       Sold       12/31/99   Recognized
------ --------- --------- ---------- ------------ ------------ ------------ -------------- ------------ ------------ ----------
  Subtotal                           $20,641,999    1,214,121   21,856,120      4,600,751    4,820,427   21,636,444     513,708

  19     Kane     436.236   12/13/91   4,362,360      321,250    4,683,610        170,944         -       4,854,554        -

  20   Kane &
       Kendall    400.129   01/31/92   1,692,623      101,318    1,793,941      1,199,612    1,250,469    1,743,084      14,598
                  (21.138)  06/30/99

  21   Kendall     15.013   05/26/92     250,000       23,844      273,844          9,733       18,798      264,779      30,663
                   (1.000)  03/16/99

  22   Kendall    391.959   10/30/92   3,870,000      283,186    4,153,186        113,112      190,683    4,075,615     269,607
                  (10.000)  01/06/94
                   (5.538)  01/05/96
                   (2.400)  07/27/99

  23 (c) Kendall  133.2074  10/30/92   3,231,942      251,373    3,483,315      4,580,185    6,631,709    1,431,791     274,608
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                  (10.6624) Var 1998
                   (5.8752) Var 1999

  23A(a) Kendall     .2676  10/30/92     170,072       12,641      182,713           -         182,713         -           -
                    (.2676) 03/16/93

  24   Kendall      3.908   01/21/93     645,000       56,316      701,316          6,227         -         707,543        -

  24A(b) Kendall     .406   01/21/93     155,000       13,533      168,533           -            -         168,533        -

  25   Kendall    656.687   01/28/93   1,625,000       82,536    1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26   Kane        89.511   03/10/93   1,181,555       89,312    1,270,867      1,762,507      625,617    2,407,757     230,950
                   (2.108)  Var 1999

  27   Kendall     83.525   03/11/93     984,474       54,846    1,039,320         13,445         -       1,052,765        -
                                     ------------ ------------ ------------ -------------- ------------ ------------ -----------
                                     $38,810,025    2,504,276   41,314,301     12,479,189   15,450,625   38,342,865   1,334,134
                                     ============ ============ ============ ============== ============ ============ ===========






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

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of December 31, 1999, 200 of the 243 single-family lots.

(d) Reconciliation of investment properties owned:
                                                       1999          1998
                                                       ----          ----
  Balance at January 1,........................... $39,309,364    41,858,671
  Additions during year:
  Improvements....................................   3,165,180       946,007
  Sales during year...............................  (4,131,679)   (3,495,314)
                                                   ------------  ------------
  Balance at December 31,......................... $38,342,865    39,309,364
                                                   ============  ============

(e) Reconciliation of accumulated depreciation:
                                                       1999          1998
                                                       ----          ----
  Balance at January 1,........................... $    18,487        15,384
  Depreciation expense............................       3,103         3,103
                                                   ------------  ------------
  Balance at December 31,......................... $    21,590        18,487
                                                   ============  ============

(f) The aggregate cost of investment properties owned at December 31, 1999 for Federal income tax purposes was approximately $38,250,000 (unaudited).


(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 1999, the Partnership had leases of generally one year in duration, for approximately 2,848 acres of the approximately 3,404 acres owned.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(6) Mortgage Loan Receivable

As a result of the sale of the remaining approximately 84 acres of Parcel 15 for a sales price of $2,750,000 on August 14, 1998, the Partnership received a mortgage loan receivable of $2,750,000 and recorded a deferred gain on sale of $1,701,090, of which $942,748 has been recognized as of December 31, 1999. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The mortgage loan receivable accrues interest at 9% per annum and has a maturity date of July 31, 2001, at which time all accrued interest, as well as principal, is due. On December 21, 1998, the purchaser paid down the mortgage loan receivable in the principal amount of $1,462,849 plus accrued interest, resulting in a mortgage loan receivable balance of $1,287,151 at December 31, 1998. As of December 31, 1999, the principal balance was $1,225,943 and accrued interest receivable totaled $118,376.

As a result of the sale of the 18 lots of Parcel 26, the Sugar Grove parcel, on October 1, 1999, the Partnership received a purchase money note in the amount of $228,000. The note bears interest at 8% per annum with interest accruing and payable at September 30, 2002 and with principal and any remaining interest due October 1, 2004. As of December 31, 1999, the accrued interest receivable totaled $4,547.

At December 31, 1999, the fair market value of the mortgage loans receivable approximated their carrying values.


(7) Subsequent Events

On January 7, 2000, the Partnership sold an additional 2 lots of Parcel 23, the Ponds of Mill Race Creek, to an unaffiliated third party for $80,500. The Partnership received net sales proceeds of $80,204 and recorded a gain on sale of $16,478.

On January 27, 2000, the Partnership sold one additional lot of Parcel 23, the Ponds of Mill Race Creek, to an unaffiliated third party for $50,990. The Partnership received net sales proceeds of $49,209 and recorded a gain on sale of $17,346.

On February 1, 2000, the Partnership sold ten additional lots of Parcel 7, Olde Mill Ponds on Boone Creek, to an unaffiliated third party for $440,815. The Partnership received net sales proceeds of $442,121 and recorded a gain on sale of $127,320.

On March 1, 2000, the Partnership sold eleven additional lots of Parcel 26, Bliss Woods Club, to an unaffiliated third party for $433,000. The Partnership received net sales proceeds of $432,088 and recorded a gain on sale of $38,727.

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


Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                               Functional Title

  Daniel L. Goodwin....... Chairman and Chief Executive Officer
  Robert H. Baum.......... Executive Vice President-General Counsel
  G. Joseph Cosenza....... Senior Vice President-Acquisitions
  Robert D. Parks......... Senior Vice President-Investments
  Brenda G. Gujral........ President and Chief Operating Officer-IREIC
  Catherine L. Lynch...... Treasurer
  Roberta S. Matlin....... Assistant Vice President-Investments
  Mark Zalatoris.......... Assistant Vice President-Due Diligence
  Patricia A. DelRosso.... Vice President-Asset Management
  Kelly Tucek............. Assistant Vice President-Partnership Accounting
  Venton J. Carlston...... Assistant Controller

  DANIEL L. GOODWIN (age 56) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a provider of affordable housing.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of twelve persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS (age 55) is a Director of The Inland Group, Inc.; Chairman of Inland Real Estate Investment Corporation; President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation, and Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a member of the Real Estate Investment Association and a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 55) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 42) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management, especially with regard to financing activities. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 1999, such costs were $59,033, of which $878 was unpaid as of December 31, 1999.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. For the year ended December 31, 1999, the Partnership incurred $84,392 in Asset Management Fees, of which $0 was unpaid as of December 31, 1999.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 1999, the Partnership incurred and paid $0 of such costs.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. For the year ended December 31, 1999, the Partnership incurred $180,837 of such costs, of which $53,699 was unpaid as of December 31, 1999 and which are included in investment properties.

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

(b) Exhibits. The following exhibits are filed as part of this report:

    27   Financial Data Schedule

    The following exhibits are incorporated herein by reference:

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

(d) Reports on Form 8-K:

    None


No Annual Report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND LAND APPRECIATION FUND II, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 2000

                                  /s/ Patricia A. DelRosso

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: March 22, 2000

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 2000

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 2000

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 2000