Form 10-Q
period 2000-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2000-05-11
CIK 853496

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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


       2901 Butterfield Road, Oak Brook, Illinois         60523
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-
8000


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

                     March 31, 2000 and December 31, 1999
                                  (unaudited)



                                    Assets
                                    ------

                                                       2000
1999
Current assets:                                        ----
----
  Cash and cash equivalents (Note 1).............. $ 1,604,362
471,223
  Accounts and accrued interest receivable
    (Note 5)......................................     169,608
129,269
  Other current assets............................         906
2,136
                                                   ------------  -
-----------
Total current assets..............................   1,774,876
602,628
                                                   ------------  -
-----------

Mortgage loans receivable (Note 5)................   1,443,792
1,453,943
Investment properties (including acquisition
  fees paid to Affiliates of $1,831,666 and
  $1,845,438 at March 31, 2000 and December 31,
  1999, respectively) (Notes 1 and 3):
  Land and improvements...........................  37,502,351
38,249,783
  Buildings.......................................      93,082
93,082
                                                   ------------  -
-----------
                                                    37,595,433
38,342,865
  Less accumulated depreciation...................      22,366
21,590
Total investment properties, net of accumulated    ------------  -
-----------
  depreciation....................................  37,573,067
38,321,275
                                                   ------------  -
-----------
Total assets...................................... $40,791,735
40,377,846
                                                   ============
============

















                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                                Balance Sheets
                                  (continued)

                     March 31, 2000 and December 31, 1999
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------

                                                       2000
1999
                                                       ----
----
Current liabilities:
  Accounts payable................................ $    48,710
38,560
  Accrued real estate taxes.......................     138,981
107,546
  Due to Affiliates (Note 2)......................      78,705
54,577
  Unearned income.................................     113,543
41,674
                                                   ------------  -
-----------
Total current liabilities.........................     379,939
242,357
                                                   ------------  -
-----------
Deferred gain on sale of investment
  properties (Note 5).............................     752,062
758,342

Partners' capital (Notes 1 and 2):
  General Partner:
   Capital contribution...........................         500
500
   Cumulative net income..........................     617,727
618,083
   Cumulative cash distributions..................    (259,531)
(259,531)
                                                   ------------  -
-----------
                                                       358,696
359,052
  Limited Partners:                                ------------  -
-----------
   Units of $1,000. Authorized 60,000 Units,
    50,089 Units outstanding (net of offering
    costs of $7,532,439, of which $2,535,445 was
    paid to Affiliates)...........................  42,574,139
42,574,139
   Cumulative net income..........................  10,520,005
10,237,062
   Cumulative cash distributions.................. (13,793,106)
(13,793,106)
                                                   ------------  -
-----------
                                                    39,301,038
39,018,095
                                                   ------------  -
-----------
Total Partners' capital...........................  39,659,734
39,377,147
                                                   ------------  -
-----------
Total liabilities and Partners' capital........... $40,791,735
40,377,846
                                                   ============
============







                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                       2000
1999
Income:                                                ----
----
  Sale of investment properties (Notes 1 and 3)... $ 1,174,765
609,348
  Recognition of deferred gain on sale of
    investment properties.........................       6,279
1,841
  Rental income (Note 4)..........................      98,324
96,510
  Interest income.................................      45,051
33,174
                                                   ------------  -
-----------
                                                     1,324,419
740,873
                                                   ------------  -
-----------
Expenses:
  Cost of investment properties sold..............     862,870
441,975
  Professional services to Affiliates.............      16,272
12,435
  Professional services to non-affiliates.........      30,023
34,708
  General and administrative expenses to
    Affiliates....................................       8,764
12,278
  General and administrative expenses to
    non-affiliates................................      16,716
21,875
  Marketing expenses to Affiliates................       7,525
10,112
  Marketing expenses to non-affiliates............      29,070
24,429
  Land operating expenses to Affiliates...........      20,920
21,598
  Land operating expenses to non-affiliates.......      48,896
46,260
  Depreciation....................................         776
776
                                                   ------------  -
-----------
                                                     1,041,832
626,446
                                                   ------------  -
-----------
Net income........................................ $   282,587
114,427
                                                   ============
============

Net income (loss) allocated to:
  General Partner.................................        (356)
(548)
  Limited Partners................................     282,943
114,975
                                                   ------------  -
-----------
Net income........................................ $   282,587
114,427
                                                   ============
============

Net income (loss) allocated to the one General
  Partner Unit.................................... $      (356)
(548)
                                                   ============
============

Net income per Unit allocated to Limited Partners
  per weighted average Limited Partnership Units
  (50,089 and 50,119 for the three months
  ended March 31, 2000 and 1999, respectively).... $      5.65
2.29
                                                   ============
============


                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 2000 and 1999
                                  (unaudited)


                                                       2000
1999
Cash flows from operating activities:                  ----
----
  Net income...................................... $   282,587
114,427
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation..................................         776
776
    Gain on sale of investment properties.........    (311,895)
(167,373)
    Recognition of deferred gain on sale of
      investment properties.......................      (6,280)
(1,841)
    Changes in assets and liabilities:
      Accounts and accrued interest receivable....     (40,339)
(43,321)
      Other current assets........................       1,230
1,255
      Accounts payable............................      10,150
23,129
      Accrued real estate taxes...................      31,435
30,826
      Due to Affiliates...........................      24,128
12,965
      Unearned income.............................      71,869
73,394
                                                   ------------  -
-----------
Net cash provided by operating activities.........      63,661
44,237
                                                   ------------  -
-----------
Cash flows from investing activities:
  Principal payments on mortgage loans receivable.      10,151
2,977
  Additions to investment properties..............    (115,438)
(131,200)
  Proceeds from sale of investment properties.....   1,174,765
609,348
                                                   ------------  -
-----------
Net cash provided by investing activities.........   1,069,478
481,125
                                                   ------------  -
-----------
Net increase in cash and cash equivalents.........   1,133,139
525,362
Cash and cash equivalents at beginning of
  period..........................................     471,223
340,191
                                                   ------------  -
-----------
Cash and cash equivalents at end of period........ $ 1,604,362
865,553
                                                   ============
============














                See accompanying notes to financial statements.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 2000
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the
Partnership's audited
financial statements for the  fiscal  year  ended  December 31,
1999, which are
included  in  the  Partnership's  1999   Annual  Report,  as
certain  footnote
disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised
Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000)
Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the
"Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its
Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General
Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 2000, the Partnership has repurchased a total of 386.65 Units for $369,592 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $24,203 and $878 was unpaid as of March 31, 2000 and December 31, 1999, respectively.

The General Partner is entitled to  receive Asset Management Fees equal to one-
quarter of 1% of  the  original  cost  to  the  Partnership of undeveloped land
annually, limited to a cumulative total over  the life of the
Partnership of 2%
of the land's original  cost  to  the  Partnership.    Such fees
of $20,920 and
$21,598 have been incurred for the three months ended March 31, 2000 and 1999, respectively. As of March  31,  2000  and  December  31,  1999,
$20,920 and $0,
respectively, was unpaid.

An Affiliate of the General  Partner  performed sales marketing and advertising
services for the Partnership and  was  reimbursed  (as set forth under terms of
the Partnership Agreement) for direct costs.   Such costs of
$7,525 and $10,112
have been incurred for the three months ended March 31, 2000 and 1999, respectively, and are included in marketing expenses to Affiliates. As of
March 31, 2000 and December 31, 1999, $4,124 and $0, respectively, was unpaid.

An Affiliate of  the  General  Partner  performed  property
upgrades, rezoning,
annexation and other activities  to  prepare the Partnership's land investments
for sale and  was  reimbursed  (as  set  forth  under  terms of the Partnership
Agreement)  for salaries and direct  costs.   The Affiliate did
not recognize a
profit on any project. Such costs are included in investment properties. As of March 31, 2000 and December 31, 1999, $29,458 and $53,699,
respectively, was
unpaid.

                                        INLAND LAND APPRECIATION
FUND II, L.P.
                                                (a limited
partnership)

                                             Notes to Financial
Statements
                                                      (continued)

(3) Investment Properties

Total
                   Gross                           Initial Costs
Costs                    Remaining     Current
                   Acres   Purchase/  ----------------------------
----------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition
Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs
Costs      Acquisition       Sold       03/31/00   Recognized
------ --------- --------- ---------- ------------ ------------ --
---------- -------------- ------------ ------------ ----------
   1     McHenry  372.759   04/25/90 $ 2,114,295      114,070
2,228,365        535,625         -       2,763,990         -

   2     Kendall   41.118   07/06/90     549,639       43,889
593,528         10,975         -         604,503         -

   3     Kendall  120.817   11/06/90   1,606,794      101,863
1,708,657         36,198         -       1,744,855         -

   4     Kendall  299.025   06/28/91   1,442,059       77,804
1,519,863          4,212         -       1,524,075         -

   5     Kane     189.0468  02/28/91   1,954,629       94,569
2,049,198        228,147         -       2,277,345         -

   6     Lake      57.3345  04/16/91     904,337       71,199
975,536         22,165        4,457      993,244         -
                    (.258)  10/01/94

   7     McHenry   56.7094  04/22/91     680,513       44,444
724,957      3,160,628    3,448,331      437,254      127,320
                  (12.6506) Var 1997
                  (15.7041) Var 1998
                  (19.6296) Var 1999
                   (1.9027) 02/01/00

   8     Kane     325.394   06/14/91   3,496,700      262,275
3,758,975         29,640       10,000    3,778,615         -
                    (.870)  04/03/96

   9     Will       9.867   08/13/91     217,074          988
218,062         11,173         -         229,235         -

  10     Will     150.66    08/20/91   1,866,716       89,333
1,956,049         10,569         -       1,966,618         -

  11     Will     138.447   08/20/91     289,914       20,376
310,290          2,700      312,990         -            -
                 (138.447)  05/03/93

  12     Will      44.732   08/20/91     444,386       21,988
466,374          9,296         -         475,670         -

  13     Will       6.342   09/23/91     139,524          172
139,696           -         139,696         -            -
                   (6.342)  05/03/93

  14     Kendall   44.403   09/03/91     888,060       68,210
956,270         49,453         -       1,005,723         -

  15     Kendall  100.364   09/04/91   1,050,000       52,694
1,102,694        117,829    1,220,523         -            -
                   (5.000)  09/01/93
                  (11.000)  12/01/94
                  (84.364)  08/14/98

  16     McHenry  168.905   09/13/91   1,402,058       69,731
1,471,789         94,701         -       1,566,490         -

  17     Kendall    3.462   10/30/91     435,000       22,326
457,326         19,227         -         476,553         -

  18     McHenry  139.1697  11/07/91   1,160,301       58,190
1,218,491        270,052         -       1,488,543         -
                                     ------------ ------------ ---
--------- -------------- ------------ ------------ ------------
        Subtotal                     $20,641,999    1,214,121
21,856,120      4,612,590    5,135,997   21,332,713      127,320

                                                                 -
8-


                                      -8-



                                               INLAND LAND
APPRECIATION FUND II, L.P.
                                                       (a limited
partnership)

                                                    Notes to
Financial Statements

(continued)

(3) Investment Properties (continued)

Total
                   Gross                           Initial Costs
Costs                    Remaining     Current
                   Acres   Purchase/  ----------------------------
----------  Capitalized     Costs of     Costs of   Year Gain
Parcel Location: Purchased   Sales      Original   Acquisition
Total     Subsequent to    Property    Parcels at    on Sale
  #      County   (Sold)      Date        Costs       Costs
Costs      Acquisition       Sold       03/31/00   Recognized
------ --------- --------- ---------- ------------ ------------ --
---------- -------------- ------------ ------------ ----------
        Subtotal                     $20,641,999    1,214,121
21,856,120      4,612,590    5,135,997   21,332,713      127,320

  19     Kane     436.236   12/13/91   4,362,360      321,250
4,683,610        173,134         -       4,856,744        -

  20   Kane &
       Kendall    400.129   01/31/92   1,692,623      101,318
1,793,941      1,210,146    1,250,469    1,753,618        -
                  (21.138)  06/30/99

  21   Kendall     15.013   05/26/92     250,000       23,844
273,844         10,252       18,798      265,298        -
                   (1.000)  03/16/99

  22   Kendall    391.959   10/30/92   3,870,000      283,186
4,153,186        159,990      190,683    4,122,493        -
                  (10.000)  01/06/94
                   (5.538)  01/05/96
                   (2.400)  07/27/99

  23 (c) Kendall  133.2074  10/30/92   3,231,942      251,373
3,483,315      4,590,798    6,854,881    1,219,232      76,625
                  (11.525)  07/16/93
                  (44.070)  Var 1995
                   (8.250)  Var 1996
                   (2.610)  Var 1997
                  (10.6624)  Var 1998
                   (5.8752)  Var 1999
                   (1.5232)  Var 2000

  23A(a) Kendall     .2676  10/30/92     170,072       12,641
182,713           -         182,713         -           -
                    (.2676)  03/16/93

  24   Kendall      3.908   01/21/93     645,000       56,316
701,316          6,867         -         708,183        -

  24A(b) Kendall     .406   01/21/93     155,000       13,533
168,533           -            -         168,533        -

  25   Kendall    656.687   01/28/93   1,625,000       82,536
1,707,536         22,673    1,730,209         -           -
                 (656.687)  10/31/95

  26   Kane        89.511   03/10/93   1,181,555       89,312
1,270,867      1,794,075      949,745    2,115,197     107,950
                   (2.108)   Var 1999
                   (5.792)   03/01/00

  27   Kendall     83.525   03/11/93     984,474       54,846
1,039,320         14,102         -       1,053,422        -
                                     ------------ ------------ ---
--------- -------------- ------------ ------------ -----------
                                     $38,810,025    2,504,276
41,314,301     12,594,627   16,313,495   37,595,433     311,895
                                     ============ ============
============ ============== ============ ============ ===========






                                                                -9-

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(3) Investment Properties (continued)

(a) Included in the purchase of Parcel  23 was a newly constructed
2,500 square
    foot house. The house was sold in March 1993.

(b) Included in the  purchase  of  Parcel  24  is  a  2,400
square foot office
    building.

(c) Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race
    Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of March 31, 2000, 207 of the
    243 single-family lots.

(d) Reconciliation of investment properties and improvements owned:

                                                     March 31,
December 31,
                                                       2000
1999
                                                   ------------  -
-----------
  Balance at January 1,........................... $38,342,865
39,309,364
  Additions during period.........................     115,438
3,165,180
  Sales during period.............................    (862,870)
(4,131,679)
                                                   ------------  -
-----------
  Balance at end of period........................ $37,595,433
38,342,865
                                                   ============
============

(e) Reconciliation of accumulated depreciation:
                                                       2000
1999
                                                       ----
----
  Balance at January 1,........................... $    21,590
18,487
  Depreciation expense............................         776
3,103
                                                   ------------  -
-----------
  Balance at end of period........................ $    22,366
21,590
                                                   ============
============


(4) Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2000, the Partnership had farm leases of generally one year in duration, for approximately 2,866 acres of the approximately 3,395 acres owned.

                    INLAND LAND APPRECIATION FUND II, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 2000
                                  (unaudited)


(5) Mortgage Loans Receivable

Mortgage loans receivable are the result  of  sales  of Parcels, in whole or in
part.  The Partnership  has  recorded  a  deferred  gain  on these sales.  The
deferred gain will be recognized  over  the  life  of the related mortgage loan
receivable as principal payments are  received.    At  March 31,
2000, the fair
market value of the mortgage loans receivable approximated their carrying value.

                                                      Accrued
                                                      Interest
Deferred
                 Interest    Principal Balance       Receivable
Gain
Parcel  Maturity   Rate     03/31/00    12/31/99      03/31/00
03/31/00
------ --------- -------- ----------- ------------- -------------
-----------
 15    07/31/01    9.00%  $1,215,792   1,215,792       145,838
752,062

 26    10/04/04    8.00%     228,000     228,000         9,045
-
                          ----------- -----------   -----------
-----------
                          $1,443,792   1,443,792       154,883
752,062
                          =========== ===========   ===========
===========



(6) Subsequent Events

On April 7, 2000, the Partnership sold 4 lots of Parcel 26, the Sugar Grove parcel, to an unaffiliated third party for $167,000. The
Partnership received
net sales proceeds of $166,499 and recorded a gain on sale of $48,635.

Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition  and
         Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this quarterly report on
Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations;
adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General
Partner.

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

The Partnership used $41,314,301 of gross  offering proceeds to purchase, on an
all-cash basis, twenty-seven  parcels  of  undeveloped  land and two buildings.
These investments include the payment  of  the purchase price, acquisition fees
and acquisition costs of such properties.   Three of the parcels
were purchased
during 1990, sixteen during 1991, four during 1992 and four during 1993. As of
March 31, 2000, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,085 acres of the approximately 4,480 acres originally owned. As of March 31, 2000, cumulative distributions have totaled $13,793,106 to the Limited Partners and $259,531 to the General
Partner.  Of the $13,793,106  distributed  to the Limited
Partners, $13,072,106
was from net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of
March 31, 2000, the Partnership has used $12,594,627 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of March 31, 2000, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 2000, the Partnership  had cash and cash equivalents of $1,604,362
of which approximately $261,000 is reserved for the repurchase of
Units through
the  Unit  Repurchase  Program.    The  remaining  approximately
$1,343,362 is
available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the
Village of Huntley and zoned for residential and commercial development, has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing uses and preliminary planning is in progress. Parcels 5 and 19 are under contract for sale and the purchaser has an approved plan with the Village of Elburn.
Parcel 7, the Olde
Mill Ponds on Boone Creek subdivision, has closed all of the total 130 single-family lots which were under contract with a homebuilder (see
Note 3 of the
Notes to Financial Statements). Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and are currently being marketed for sale with approximately 20 acres under contract for sale. Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of March 31, 2000, the Partnership has sold 208 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single family homes with all 170 lots under contract for sale, as of March
31, 2000, 33 of the 170 lots have already closed (see Note 3 of the Notes to
Financial Statements).

Results of Operations

Income from the sale of investment properties and cost of
investment properties
sold for the three months ended  March  31,  2000  is the result of the sale of
approximately nine acres, consisting of additional  lots at the
Olde Mill Ponds
on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds
of Mill Race Creek subdivision (Parcel 23),  and the sale of additional lots of
the Bliss Woods subdivision (Parcel  26).    Income from the sale
of investment
properties and the cost of investment properties sold for the three months ended March 31, 1999 is the result of the sale of approximately six acres, consisting of additional lots at the Olde Mill Ponds at Boone Creek subdivision
(Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of one acre of Parcel 21.

As of March  31,  2000,  the  Partnership  owned  twenty-three parcels of land
consisting of  approximately  3,395  acres  and  one  office building.  Of the
approximately 3,395 acres  owned,  2,866  acres  are  tillable, leased to local
farmers and generate sufficient  cash  flow  to cover property taxes, insurance
and other  miscellaneous  expenses.    Rental  income  increased
for the three
months ended March 31, 2000, as compared to the three months ended March 31,
1999, due to the annual increase in lease amounts from tenants.

Interest income  increased  for  the  three  months  ended  March
31, 2000, as
compared to the three months ended March 31, 1999, due primarily to the interest income earned on the mortgage loan receivable the Partnership received from the sale of a portion of Parcel 26, as well as an increase in cash available for investing due to the sale of land parcels since December 31,
1999.

Professional services to Affiliates increased for the three months ended March
31, 2000, as compared to the three months ended March 31, 1999, due to increases in legal services required by the Partnership, which is partially offset by a decrease in accounting services required.
Professional services to
non-affiliates decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to a decrease in accounting fees.

General and  administrative  expenses  to  Affiliates  decreased for the three
months ended March 31, 2000, as  compared  to  the three months ended March 31,
1999,  due  to  a  decrease  in   investor  services  expenses.
General  and
administrative expenses to non-affiliates decreased for the three months ended
March 31, 2000, as  compared  to  the  three  months  ended March
31, 1999, due
primarily to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates decreased for the three months ended March 31,
2000, as compared to the three months ended March 31, 1999, due to an increase in marketing costs capitalized to individual land parcels. Marketing expenses to non-affiliates increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to an increase in advertising and promotion costs relating to marketing the land portfolio to prospective purchasers.

Land operating expenses to non-affiliates increased for the three months ended
March 31, 2000, as compared to the three months ended March 31, 1999, due to an increase in ground maintenance expense and utilities expense.



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



                            INLAND LAND APPRECIATION FUND II, L.P.

                            By:   Inland Real Estate Investment
Corporation
                                  General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 11, 2000


                                  /S/ PATRICIA A. DELROSSO

                            By:   Patricia A. DelRosso
                                  Senior Vice President
                            Date: May 11, 2000


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 11, 2000