Form 10-Q
period 2000-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2000-11-13
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(unaudited)

Assets
	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$2,870,022	471,223
Accounts and accrued interest receivable (Note 5)	316,950	129,269
Other current assets	3,953	2,136

Total current assets	3,190,925	602,628

Mortgage loans receivable (Note 5)	1,436,378	1,453,943
Investment properties (including acquisition fees paid to Affiliates of $1,809,293 and $1,845,438 at September 30, 2000 and December 31, 1999, respectively) (Notes 1 and 3):
Land and improvements	36,203,096	38,249,783
Buildings	93,082	93,082

	36,301,178	38,342,865
Less accumulated depreciation	23,917	21,590

Total investment properties, net of accumulated depreciation	36,277,261	38,321,275

Total assets	$40,904,564	40,377,846
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Partners' Capital
	2000	1999

Current liabilities:
Accounts payable	$31,750	38,560
Accrued real estate taxes	85,360	107,546
Due to Affiliates (Note 2)	17,392	54,577
Unearned income	38,147	41,674

Total current liabilities	172,649	242,357

Deferred gain on sale of investment properties (Note 5)	747,454	758,342

Partners' capital (Notes 1 and 2):
General Partner:
Capital contribution	500	500
Cumulative net income	619,489	618,083
Cumulative cash distributions	(259,531)	(259,531)

	360,458	359,052

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,088 and 50,089 Units outstanding at September 30, 2000 and December 31, 1999, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,573,399	42,574,139
Cumulative net income	10,843,710	10,237,062
Cumulative cash distributions	(13,793,106)	(13,793,106)

	39,624,003	39,018,095

Total partners' capital	39,984,461	39,377,147

Total liabilities and partners' capital	$40,904,564	40,377,846
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Income:
Sale of investment properties (Notes 1 and 3)	$353,122	1,179,325	3,094,063	3,854,611
Recognition of deferred gain on sale of investment properties	2,356	7,563	10,888	13,320
Rental income (Note 4)	98,229	105,374	294,293	305,026
Interest income	75,196	58,337	186,937	135,288

	528,903	1,350,599	3,586,181	4,308,245

Expenses:
Cost of investment properties sold	369,328	735,678	2,637,464	2,635,194
Professional services to Affiliates	7,595	10,487	33,595	36,502
Professional services to non-affiliates	-	60	32,023	36,264
General and administrative expenses to Affiliates	9,114	5,272	19,532	19,355
General and administrative expenses to non-affiliates	(1,590)	2,093	26,084	31,393
Marketing expenses to Affiliates	3,456	(13,930)	11,723	5,292
Marketing expenses to non-affiliates	12,985	(16,031)	23,835	26,416
Land operating expenses to Affiliates	12,658	20,609	54,499	63,804
Land operating expenses to non-affiliates	42,074	78,188	137,045	155,908
Depreciation	776	776	2,327	2,327

	456,396	823,202	2,978,127	3,012,455

Net income	$72,507	527,397	608,054	1,295,790
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2000 and 1999
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Net income allocated to:
General Partner	$864	762	1,406	631
Limited Partners	71,643	526,635	606,648	1,295,159

Net income	$72,507	527,397	608,054	1,295,790
	=========	=========	=========	=========

Net income allocated to the one General Partner Unit	$864	762	1,406	631
	=========	=========	=========	=========

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,088 and 50,093 for the three months ended September 30, 2000 and 1999, and 50,088 and 50,110 for the nine months ended September 30, 2000 and 1999, respectively)	$1.43	10.51	12.11	25.85
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(unaudited)
	2000	1999
Cash flows from operating activities:
Net income	$608,054	1,295,790
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,327	2,327
Gain on sale of investment properties	(456,599)	(1,219,417)
Recognition of deferred gain on sale of investment properties	(10,888)	(13,320)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(187,681)	(146,781)
Other current assets	(1,817)	(1,151)
Accounts payable	(6,810)	(13,631)
Accrued real estate taxes	(22,186)	(23,892)
Due to Affiliates	(37,185)	43,614
Unearned income	(3,527)	(27,656)

Net cash used in operating activities	(116,312)	(104,117)

Cash flows from investing activities:
Additions to investment properties	(595,777)	(2,202,359)
Principal payments collected on mortgage loans receivable	17,565	21,533
Proceeds from sale of investment properties	3,094,063	3,854,611

Net cash provided by investing activities	2,515,851	1,673,785

Cash flows from financing activities:
Repurchase of Limited Partnership Units	(740)	(23,353)

Net cash used in financing activities	(740)	(23,353)

Net increase in cash and cash equivalents	2,398,799	1,546,315
Cash and cash equivalents at beginning of period	471,223	340,191

Cash and cash equivalents at end of period	$2,870,022	1,886,506
	========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2000
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2000, the Partnership has repurchased a total of 387.65 Units for $370,331 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,734 and $878 was unpaid as of September 30, 2000 and December 31, 1999, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership has met this limit. Such fees of $54,499 and $63,804 have been incurred for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 and December 31, 1999, $10,658 and $0 of such fees were unpaid, respectively.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $11,723 and $5,292 have been incurred for the nine months ended September 30, 2000 and 1999, respectively, and are included in marketing expenses to Affiliates. As of September 30, 2000 and December 31, 1999, all of such costs were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties. As of September 30, 2000 and December 31, 1999, $0 and $53,699, respectively, was unpaid.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3)  Investment Properties
									Total
							Costs		Remaining
		Gross Acres	Initial		Initial		Capitalized	Costs of	Costs of	Current Year
	Location:	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Property	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Sold	09/30/00	Recognized

1	McHenry	372.759	04/25/90	$ 2,114,295	114, 070	2,228,365	539,406	-	2,767,771	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	12,012	-	605,540	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	37,683	-	1,746,340	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	5,588	-	1,525,451	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	238,223	-	2,287,421	-

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	23,929	4,457	995,008	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,203,708	3,928,665	-	67,985
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	30,861	10,000	3,779,836	-
		(.870)	04/03/96

9	Will	9.867	08/13/91	217,074	988	218,062	11,803	-	229,865	-

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	11,417	-	1,967,466	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12	Will	44.732	08/20/91	444,386	21,988	466,374	10,145	-	476,519	-

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3)  Investment Properties (continued)
									Total
							Costs		Remaining
		Gross Acres		Initial	Initial		Capitalized	Costs of	Costs of	Current Year
	Location:	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Property	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Sold	09/30/00	Recognized

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	53,791	-	1,010,061	-

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	95,866	-	1,567,655	-

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	22,182	-	479,508	-

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	270,900	-	1,489,391	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	180,693	-	4,864,303	-

20	Kane & Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,227,824	1,250,469	1,771,296	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	11,219	18,798	266,265	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	196,934	190,683	4,159,437	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3) Investment Properties (continued)
									Total
							Costs		Remaining
		Gross Acres		Initial	Initial		Capitalized	Costs of	Costs of	Current Year
	Location:	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Property	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Sold	09/30/00	Recognized

23	(c) Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,618,396	7,825,013	276,698	158,465
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(6.3104)	Var 2000

23A	(a) Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	9,437	-	710,753	-

24A	(b) Kendall	.406	01/21/93	155,000	13,533	168,533	-	-	168,533	-

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	2,104,303	1,273,873	2,101,297	230,149
		(2.108)	Var 1999
		(10.008)	Var 2000

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	15,444	-	1,054,764	-

				$38,810,025	2,504,276	41,314,301	13,074,966	18,088,089	36,301,178	456,599
				=========	==========	==========	==========	==========	=========	==========

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.
  Included in the purchase of Parcel 24 is a 2,400 square foot office building.
  Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of September 30, 2000, 236 of the 243 single-family lots to homebuilders.
  Reconciliation of investment properties and improvements owned:

	September 30,	December 31,
	2000	1999

Balance at January 1,	$38,342,865	39,309,364
Additions during period	595,777	3,165,180
Sales during period	(2,637,464)	(4,131,679)

Balance at end of period	$36,301,178	38,342,865
	=========	=========

  Reconciliation of accumulated depreciation:

	2000	1999

Balance at January 1,	$21,590	18,487
Depreciation expense	2,327	3,103

Balance at end of period	$23,917	21,590
	========	=========

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2000, the Partnership had farm leases of generally one year in duration, for approximately 2,842 acres of the approximately 3,333 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2000
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2000, the fair market value of the mortgage loans receivable approximated their carrying value.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/00	12/31/99	09/30/00	09/30/00

15	07/31/01	9.00%	$ 1,208,378	1,225,792	200,546	747,454

26	10/04/04	8.00%	228,000	228,000	18,190	-

			$ 1,436,378	1,453,792	218,736	747,454
			=========	=========	=========	=========

(6) Subsequent Events

During October 2000, the Partnership sold 11 additional lots of Parcel 26 to an unaffiliated buyer for $455,500, resulting in a gain of approximately $130,000.

On October 20, 2000, the Partnership sold three additional lots of Parcel 23 to an unaffiliated buyer for $122,000, resulting in a gain of approximately $22,500.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 2000, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,146 acres of the approximately 4,480 acres originally owned. As of September 30, 2000, cumulative distributions have totaled $13,793,106 to the Limited Partners and $259,531 to the General Partner. Of the $13,793,106 distributed to the Limited Partners, $13,072,106 was from net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 2000, the Partnership has used $13,074,966 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 2000, the Partnership owns, in whole or in part, twenty-three of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2000, the Partnership had cash and cash equivalents of $2,870,022 of which approximately $267,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining approximately $2,600,000 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing uses and preliminary planning is in progress. Parcels 5 and 19 are under contract for sale and the purchaser has an approved plan with the Village of Elburn. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has closed all of the total 130 single-family lots which were under contract with a homebuilder (see Note 3 of the Notes to Financial Statements). Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and are currently being marketed for sale with approximately 20 acres under contract for sale. Parcel 18, zoned for multi- and single-family use, is being marketed to potential homebuilders. As of September 30, 2000, the Partnership has sold 236 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single family homes with all 170 lots under contract for sale, as of September 30, 2000, 52 of the 170 lots have already closed (see Note 3 of the Notes to Financial Statements).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the nine months ended September 30, 2000 is the result of the sale of approximately nine acres, consisting of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23), and the sale of additional lots of the Bliss Woods subdivision (Parcel 26). Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 1999 is the result of the sale of approximately sixteen acres, consisting of additional lots at the Olde Mill Ponds at Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23), the sale of approximately 21 acres of Parcel 20, the sale of two acres of Parcel 22 and the sale of one acre of Parcel 21.

As of September 30, 2000, the Partnership owned twenty-three parcels of land consisting of approximately 3,333 acres and one office building. Of the approximately 3,333 acres owned, 2,842 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to the decrease in the parcels being farmed.

Interest income increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due primarily to the interest income earned on the mortgage loan receivable the Partnership received from the sale of a portion of Parcel 26, as well as an increase in cash available for investing due to the sale of land parcels since December 31, 1999.

Professional services to Affiliates and non-affiliates decreased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due to a decrease in accounting fees.

General and administrative expenses to non-affiliates decreased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, due primarily to a decrease in the Illinois Replacement Tax, which was partially offset by an increase in postage and printing expenses.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2000

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2000

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2000