Form 10-K
period 2000-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2001-03-29
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

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

LIMITED PARTNERSHIP UNITS

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___.

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

The Prospectus of the Registrant dated October 25, 1989, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K .

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2000, the Partnership has repurchased a total of 402.65 Units for $381,422 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 1, McHenry County, Illinois	372.7590	04/25/90

Parcel 2, Kendall County, Illinois	41.1180	07/06/90

Parcel 3, Kendall County, Illinois	120.8170	11/06/90

Parcel 4, Kendall County, Illinois	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	02/28/91

Parcel 6, Lake County, Illinois	57.3345	04/16/91
	(.2580	sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	04/22/91
	(12.6506	sold Var 1997)
	(15.7041	sold Var 1998)
	(19.6296	sold Var 1999)
	(8.7251	sold Var 2000)

Parcel 8, Kane County, Illinois	325.3940	06/14/91
	(.8700	sold 04/03/96)

Parcel 9, Will County, Illinois	9.8670	08/13/91

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 10, Will County, Illinois	150.6600	08/20/91

Parcel 11, Will County, Illinois	138.4470	08/20/91
	(138.4470	sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	08/20/91

Parcel 13, Will County, Illinois	6.3420	09/23/91
	(6.3420	sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	09/03/91

Parcel 15, Kendall County, Illinois	100.3640	09/04/91
	(5.0000	sold 09/01/93)
	(11.0000	sold 12/01/94)
	(84.3640	sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	09/13/91

Parcel 17, Kendall County, Illinois	3.4620	10/30/91

Parcel 18, McHenry County, Illinois	139.1697	11/07/91

Parcel 19, Kane County, Illinois	436.2360	12/13/91

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	01/31/92
	(21.1380	sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	05/26/92
	(1.0000	sold 03/16/99)

Parcel 22, Kendall County, Illinois	391.9590	10/30/92
	(10.0000	sold 01/06/94)
	(5.5380	sold 01/05/96)
	(2.4000	sold 07/27/99)

Parcel 23, Kendall County, Illinois	133.4750	10/30/92
	(.2676	sold 03/16/93)
	(11.5250	donated 07/16/93)
	(44.0700	sold Var 1995)
	(8.2500	sold Var 1996)
	(2.6100	sold Var 1997)
	(10.6624	sold Var 1998)
	(5.8752	sold Var 1999)
	(49.0120	sold Var 2000)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 24, Kendall County, Illinois	4.3140	01/21/93

Parcel 25, Kendall County, Illinois	656.6870	01/28/93
	(656.6870	sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	03/10/93
	(2.1080	sold 12/03/99)
	(34.255	sold Var 2000)

Parcel 27, Kendall County, Illinois	83.5250	03/11/93

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2000, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,169 acres of the approximately 4,480 acres originally owned.

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

The Partnership had no employees during 2000.

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

There were no matters submitted to a vote of security holders during 2000.

Part II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2000, there were 4,688 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for the repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 19-20 of the Prospectus of the Partnership dated October 25, 1989, which is incorporated herein by reference. As of December 31, 2000, the Partnership had approximately $259,000 available for the repurchase of Units.

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2000, 1999, 1998, 1997 and 1996

(not covered by Independent Auditors' Report)

	2000	1999	1998	1997	1996

Total assets	$38,941,198	40,377,846	40,923,656	43,263,842	46,763,097

Total income	$4,921,125	6,065,501	6,260,631	2,174,319	2,359,290

Net income	$903,164	1,428,038	2,115,321	518,404	684,711

Net income allocated to the one General Partner Unit	$318,167	939	167,690	60	1,671

Net income allocated per Limited Partnership Unit(b)	$11.68	28.48	38.84	10.33	13.61

Distributions per Limited Partnership Unit from sales (b)(c)	$39.93	39.04	99.71	79.72	-

Weighted average Limited Partnership Units	50,086	50,105	50,144	50,173	50,193

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. As of December 31, 2000, the Partnership has had multiple sales transactions through which it has disposed of approximately 1,169 acres of the approximately 4,480 acres originally owned. As of December 31, 2000, cumulative distributions have totaled $15,793,106 to the Limited Partners and $575,417 to the General Partner. Of the $15,793,106 distributed to the Limited Partners, $15,072,106 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of December 31, 2000, the Partnership has used $13,224,548 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 2000, the Partnership owns, in whole or in part, twenty-two of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 2000, the Partnership had cash and cash equivalents of $1,762,071, of which approximately $259,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,503,071 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing uses and preliminary planning is in progress. Parcels 5 and 19 are under contract for sale and the purchaser has an approved plan with the Village of Elburn. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has closed all of the total 130 single-family lots which were under contract with a homebuilder (see Note 3 of the Notes to Financial Statements). Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and are currently being marketed for sale with approximately 20 acres under contract for sale. Parcel 18, zoned for multi- and single-family use is being marketed to potential homebuilders. As of December 31, 2000, the Partnership has sold 241 of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 170 lots under contract for sale, as of December 31, 2000, 71 of the 170 lots have already closed (see Note 3 of the Notes to Financial Statements).

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 2000 is the result of the sale of approximately 92 acres, including twenty lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds at Mill Race Creek subdivision (Parcel 23) and at the Sugar Grove parcel (Parcel 26). Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1999 is the result of the sale of approximately 52 acres, including additional lots at the Olde Mill Ponds in Boone Creek subdivision (Parcel 7), the sale of approximately 21 acres of Parcel 20, the sale of 1 acre of Parcel 21, 2.4 acres of Parcel 22, the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and 2.1 acres of the Sugar Grove parcel (Parcel 26). Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1998 is the result of the sale of approximately 111 acres, including additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of the remaining approximately 84 acres of Parcel 15.

As of December 31, 2000, the Partnership owned twenty-two parcels of land consisting of approximately 3,311 acres and one office building. Of the approximately 3,311 acres owned, 2,843 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in the tillable acres due to sales. Rental income increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to the annual increase in lease amounts from tenants.

Interest income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due primarily to the interest income earned on sales proceeds received prior to distribution and interest income earned on the mortgage loans receivable the Partnership received from the sale of Parcels 15 and 26. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales. Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to the Partnership distributing net sales proceeds of approximately $5,000,000 on December 29, 1998 and using its working capital reserve to fund pre-development activity on the Partnership's investment properties.

The other income recorded for the year ended December 31, 1998 relates to a penalty charged to the homebuilders on Parcel 23. No such fees were charged in 2000 and 1999.

Professional services to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in legal fees. Professional services to non-afffiliates decreased for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due primarily to a decrease in accounting and other professional services. Professional services to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to an increase in legal services required.

General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to increases in postage and investor services expenses. General and administrative expenses to Affiliates decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to a decrease in investor services which is partially offset by an increase in data processing expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in the Illinois Replacement Tax. General and administrative expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due primarily to an increase in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates decreased for the years ended December 31, 2000 and1999, as compared to the year ended December 31, 1998, due to a decrease in non-recurring advertising and travel expenses, as well as a substantial increase in the capitalization of marketing costs to individual land parcels. Marketing expenses to non-affiliates decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to decreases in expenses relating to marketing and advertising the Partnership's land investments for sale paid to non-affiliates.

Land operating expenses to Affiliates decreased for the years ended December 31, 2000 and 1999, as compared to the year ended December 31, 1998, due to a gradual decrease in tillable acres due to land sales, also, as of September 30, 2000, the Partnership had met the limit on asset management fees payable and no longer incurs this expense. Land operating expenses to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in maintenance expenses of the Partnership's land investments. Land operating expenses to non-affiliates increased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in grounds maintenance expenses.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2000 and 1999.
	2000
	12/31	09/30	06/30	03/31
Total income	$1,334,944	528,903	1,732,859	1,324,419
Net income	295,110	72,507	252,960	282,587

Net income per common share, basic and diluted:	5.89	1.45	5.05	5.64

	1999
	12/31	09/30	06/30	03/31
Total income	$1,757,256	1,350,599	2,216,773	740,873
Net income/(loss)	132,248	527,397	653,966	114,427

Net income per common share, basic and diluted:	2.64	10.53	13.05	2.28

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 2, 2001

(March 6, 2001 as to Note 7)

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2000 and 1999

 Assets

	2000	1999
Current assets:
Cash and cash equivalents (Note 1)	$1,762,071	471,223
Accounts and accrued interest receivable (Note 6)	263,082	129,269
Other current assets	2,493	2,136

Total current assets	2,027,646	602,628

Mortgage loans receivable (Note 6)	1,436,378	1,453,943
Investment properties (including acquisition fees paid to Affiliates of $1,783,225 and $1,845,438 at December 31, 2000 and 1999, respectively) (Notes 1, 3 and 4):
Land and improvements	35,408,785	38,249,783
Buildings	93,082	93,082

	35,501,867	38,342,865
Less accumulated depreciation	24,693	21,590

Total investment properties, net of accumulated depreciation	35,477,174	38,321,275

Total assets	$38,941,198	40,377,846

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Partners' Capital

	2000	1999

Current liabilities:
Accounts payable	$304	38,560
Accrued real estate taxes	111,865	107,546
Due to Affiliates (Note 3)	24,259	54,577
Unearned income	104,721	41,674

Total current liabilities	241,149	242,357

Deferred gain on sale of investment properties (Note 6)	747,454	758,342

Partners' capital (Notes 1, 2 and 3):
General Partner:
Capital contribution	500	500
Cumulative net income	936,250	618,083
Cumulative cash distributions	(575,417)	(259,531)

	361,333	359,052
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,073 and 50,089 Units outstanding at December 31, 2000 and 1999, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,562,309	42,574,139
Cumulative net income	10,822,059	10,237,062
Cumulative cash distributions	(15,793,106)	(13,793,106)

	37,591,262	39,018,095

Total Partners' capital	37,952,595	39,377,147

Total liabilities and Partners' capital	$38,941,198	40,377,846

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Income:
Sale of investment properties (Notes 1 and 3)	$4,250,494	5,427,952	4,586,494
Recognition of deferred gain on sale of investment properties (Note 6)	10,888	37,861	904,887
Rental income (Note 5)	390,763	410,100	371,460
Interest income	268,980	189,588	232,214
Other income	-	-	165,576

	4,921,125	6,065,501	6,260,631

Expenses:
Cost of investment properties sold	3,586,359	4,131,679	3,495,314
Professional services to Affiliates	56,260	43,426	43,599
Professional services to non-affiliates	32,403	39,774	32,845
General and administrative expenses to Affiliates	23,467	15,607	24,716
General and administrative expenses to non-affiliates	30,333	43,054	26,725
Marketing expenses to Affiliates	17,815	(11,396)	79,512
Marketing expenses to non-affiliates	35,337	67,365	156,679
Land operating expenses to Affiliates	52,499	84,392	88,412
Land operating expenses to non-affiliates	180,385	220,459	194,405
Depreciation	3,103	3,103	3,103

	4,017,961	4,637,463	4,145,310

Net income	$903,164	1,428,038	2,115,321

Net income allocated to (Note 2):
General Partner	$318,167	939	167,690
Limited Partners	584,997	1,427,099	1,947,631

Net income	$903,164	1,428,038	2,115,321

Net income allocated to the one General Partner Unit	$318,167	939	167,690

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,086, 50,105 and 50,144 for the years ended December 31, 2000, 1999 and 1998, respectively)	$11.68	28.48	38.84

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2000, 1999 and 1998

	General	Limited
	Partner	Partners	Total

Balance January 1, 1998	$356,920	42,662,589	43,019,509

Repurchase of Limited Partnership Units	-	(39,518)	(39,518)
Distributions to Partners ($99.71 per weighted average Limited Partnership Units of 50,144) (Note 2)	(166,497)	(5,000,000)	(5,166,497)
Net income (Note 2)	167,690	1,947,631	2,115,321

Balance December 31, 1998	358,113	39,570,702	39,928,815

Repurchase of Limited Partnership Units	-	(23,353)	(23,353)
Distributions to Partners ($39.04 per weighted average Limited Partnership Units of 50,105) (Note 2)	-	(1,956,353)	(1,956,353)
Net income (Note 2)	939	1,427,099	1,428,038

Balance December 31, 1999	359,052	39,018,095	39,377,147

Repurchase of Limited Partnership Units	-	(11,830)	(11,830)
Distributions to Partners ($39.93 per weighted average Limited Partnership Units of 50,086) (Note 2)	(315,886)	(2,000,000)	(2,315,886)
Net income (Note 2)	318,167	584,997	903,164

Balance December 31, 2000	$361,333	37,591,262	37,952,595

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income	$903,164	1,428,038	2,115,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,103	3,103	3,103
Gain on sale of investment properties	(664,135)	(1,296,273)	(1,091,180)
Recognition of deferred gain on sale of investment properties	(10,888)	(37,861)	(904,887)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(133,813)	(126,061)	21,857
Other current assets	(357)	93	151
Accounts payable	(38,256)	9,541	7,798
Accrued real estate taxes	4,319	3,409	3,144
Due to Affiliates	(30,318)	28,328	13,799
Unearned income	63,047	2,441	(70,436)

Net cash provided by operating activities	95,866	14,758	98,670

Cash flows from investing activities:
Principal payments on mortgage loans receivable	17,565	61,208	1,462,849
Additions to investment properties	(745,361)	(3,165,180)	(946,007)
Sale (purchase) of short-term investments, net	-	-	431,682
Proceeds from sale of investment properties	4,250,494	5,199,952	3,537,584

Net cash provided by investing activities	3,522,698	2,095,980	4,486,108

Cash flows from financing activities:
Repurchase of Limited Partnership Units	(11,830)	(23,353)	(39,518)
Cash distributions	(2,315,886)	(1,956,353)	(5,166,497)

Net cash used in financing activities	(2,327,716)	(1,979,706)	(5,206,015)

Net increase (decrease) in cash and cash equivalents	1,290,848	131,032	(621,237)
Cash and cash equivalents at beginning of year	471,223	340,191	961,428

Cash and cash equivalents at end of year	$1,762,071	471,223	340,191

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Supplemental schedule of non-cash investing activities:

Mortgage loan receivable funding	$-	(228,000)	(2,750,000)
Reduction of investment properties	3,586,359	4,131,679	3,495,314
Deferred gain on sale of investment properties	-	-	1,701,090
Gain on sale of investment properties	644,135	1,296,273	1,091,180

Proceeds from sale of investment properties	$4,250,494	5,199,952	3,537,584

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2000, 1999 and 1998

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2000, the Partnership has repurchased a total of 402.65 Units for $381,422 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 2000 and 1999, the Partnership has not recognized any such impairment.

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

2000 1999
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$38,941,198	46,473,639	40,377,846	47,910,285

Partners' capital:
General Partner	361,333	194,494	359,052	192,208
Limited Partners	37,591,262	45,290,542	39,018,095	46,717,379

Net income:
General Partner	318,167	319,703	939	3,858
Limited Partners	584,997	412,899	1,427,099	1,424,180

Net income per Limited Partnership Unit	11.68	8.24	28.48	28.42

The net income per Unit is based upon the weighted average number of Units of 50,086 and 50,105 during 2000 and 1999, respectively.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Effective January 1, 2001, the Partnerships adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

No provision for Federal income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $11,483 and $878 was unpaid as of December 31, 2000 and 1999, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit. Such fees of $52,499, $84,392 and $88,412 have been incurred for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in land operating expenses to Affiliates, of which $0 was unpaid as of December 31, 2000.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $17,815, $(11,396) and $79,512 have been incurred and paid and are included in marketing expenses to Affiliates for the years ended December 31, 2000, 1999 and 1998, respectively.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $146,249 and $180,837 have been incurred and paid for the years ended December 31, 2000 and 1999, respectively, and are included in investment properties, of which $12,776 was unpaid as of December 31, 2000.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Location:	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	540,946	-	2,769,311	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	12,335	-	605,863	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	40,690	-	1,749,347	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	6,166	-	1,526,029	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	243,094	-	2,292,292	-

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	24,818	4,457	995,897	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	61,242
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	32,127	10,000	3,781,102	-
		(.870)	04/03/96

9	Will	9.867	08/13/91	217,074	988	218,062	12,314	-	230,376	-

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	12,017	-	1,968,066	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12	Will	44.732	08/20/91	444,386	21,988	466,374	10,566	-	476,940	-

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Location:	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	57,776	-	1,014,046	-

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	96,814	-	1,568,603	-

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	24,463	-	481,789	-

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	272,139	-	1,490,630	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	186,278	-	4,869,888	-

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,230,917	1,250,469	1,774,389	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	11,640	18,798	266,686	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	233,678	190,683	4,196,181	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Location:	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/00	Recognized

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,645,067	8,009,339	119,043	145,550
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	10,564	-	711,880	-

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	-	168,533	-

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	2,150,226	2,031,697	1,389,396	457,343
		(2.108)	Var 1999
		(34.2550)	Var 2000

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	16,260	-	1,055,580	-

				$38,810,025	2,504,276	41,314,301	13,224,548	19,036,982	35,501,867	664,135

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

  Reconciliation of investment properties owned:

	2000	1999

Balance at January 1,	$38,342,865	39,309,364
Additions during year	745,361	3,165,180
Sales during year	(3,586,359)	(4,131,679)

Balance at December 31,	$35,501,867	38,342,865
  Reconciliation of accumulated depreciation:

	2000	1999

Balance at January 1,	$21,590	18,487
Depreciation expense	3,103	3,103

Balance at December 31,	$24,693	21,590

  The aggregate cost of investment properties owned at December 31, 2000 for Federal income tax purposes was approximately $35,409,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2000, the Partnership had leases of generally one year in duration, for approximately 2,843 acres of the approximately 3,311 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At December 31, 2000 and 1999, the fair market value of the mortgage loans receivable approximated their carrying value.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/00	12/31/99	12/31/00	12/31/00

15	07/31/01	9.00%	$ 1,208,378	1,225,792	227,958	747,454

26	10/04/04	8.00%	228,000	228,000	22,788	-

			$ 1,436,378	1,453,792	250,746	747,454

(7) Subsequent Events

On January 23, 2001, the Partnership sold approximately 63 acres of Parcel 8, to an unaffiliated third party for $1,058,148. The Partnership received net sales proceeds of $1,055,641 and recorded a gain of approximately $320,000.

On February 20, 2001, the Partnership sold four additional lots of Parcel 26, to an unaffiliated third party for $160,000. The Partnership received net sales proceeds of $159,510 and recorded a gain of approximately $35,000.

On March 6, 2001, the Partnership sold approximately 2 acres of Parcel 17, to an unaffiliated third party for $460,190. The Partnership received net sales proceeds of $458,887 and recorded a gain of approximately $164,000.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2000.

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

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Assistant Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Assistant Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 57) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Corporation.

Mr. Goodwin has been in the housing industry for more than 30 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years and was recently appointed to serve once again by Governor George Ryan. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. He was appointed Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference by former Governor Edgar. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with the affordable housing award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of those original students are employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently Vice Chairman of the Board of Trustees of Benedictine University. Since January 1996, he has been Chairman of the Northeastern Illinois University Board of Trustees.

In 1988 Mr. Goodwin received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994 he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. Also, in 1999, the YWCA DuPage District bestowed the Corporate Recognition Award for Inland's policies and practices that demonstrate a commitment to the advancement of women in the workplace. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 56) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught in the LaGrange, Illinois School District and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He was the Chairman and is presently a Director on the Board of Westbank in Westchester, Hillside and Lombard, Illinois.

    ROBERT D. PARKS (age 57) is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks was President, Chief Executive Officer, Chief Operating Officer and a Director of Inland Real Estate Corporation from October 1994 to July 2000. He is still Chairman of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

    BRENDA G. GUJRAL (age 58) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

Mrs. Gujral began her career with Inland in 1977, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

    CATHERINE L. LYNCH (age 42) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 56) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation, Inland Securities Corporation, and Inland Investment Advisors, Inc. As Senior vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal and a Registered Investment Advisor.

    PATRICIA A. DELROSSO (age 48) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker; NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 38) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 2000, such costs were $79,727, of which $11,483 was unpaid as of December 31, 2000.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit. For the year ended December 31, 2000, the Partnership incurred $52,499 in Asset Management Fees, of which $0 was unpaid as of December 31, 2000.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 2000, the Partnership incurred and paid $17,815 of such costs.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. For the year ended December 31, 2000, the Partnership incurred $146,249 of such costs, of which $12,776 was unpaid as of December 31, 2000 and which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	212 Units directly	Less than 1/2%

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The financial statements listed in the index at page 12 of this Annual Report are filed as part of this Annual Report.

  Exhibits. The following exhibits are incorporated herein by reference:

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

  Reports on Form 8-K:

None

No Annual Report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 26, 2001

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2001

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 26, 2001

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2001

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 26, 2001