Form 10-Q
period 2001-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2001-11-13
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(unaudited)

Assets

	2001	2000
Current assets:
Cash and cash equivalents	$6,288,704	1,762,071
Accounts and accrued interest receivable (Note 5)	799,835	263,082
Other current assets	14,464	2,493

Total current assets	7,103,003	2,027,646

Mortgage loans receivable (Note 5)	18,909,878	1,436,378
Investment properties (including acquisition fees paid to Affiliates of $1,155,729 and $1,783,225 at September 30, 2001 and December 31, 2000, respectively) (Notes 1 and 3):
Land and improvements	25,690,340	35,408,785
Buildings	-	93,082

	25,690,340	35,501,867
Less accumulated depreciation	-	24,693

Total investment properties, net of accumulated depreciation	25,690,340	35,477,174

Total assets	$51,703,221	38,941,198

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital

	2001	2000

Current liabilities:
Accounts payable	$78,734	304
Accrued real estate taxes	52,388	111,865
Due to Affiliates (Note 2)	6,481	24,259
Unearned income	25,313	104,721

Total current liabilities	162,916	241,149

Deferred gain on sale of investment properties (Note 5)	11,056,213	747,454

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	1,484,325	936,250
Cumulative cash distributions	(1,118,217)	(575,417)

	366,608	361,333

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,073 and 50,073 Units outstanding at September 30, 2001 and December 31, 2000, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,562,309	42,562,309
Cumulative net income	23,348,281	10,822,059
Cumulative cash distributions	(25,793,106)	(15,793,106)

	40,117,484	37,591,262

Total Partners' capital	40,484,092	37,952,595

Total liabilities and Partners' capital	$51,703,221	38,941,198

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Income:
Sale of investment properties (Note 3)	$3,845,922	353,122	18,789,367	3,094,063
Recognition of deferred gain on sale of investment properties	-	2,356	-	10,888
Rental income (Note 4)	57,353	98,229	179,494	294,293
Interest income	306,932	75,196	658,881	186,937
Other income	-	-	30,150	-

	4,210,207	528,903	19,657,892	3,586,181

Expenses:
Cost of investment properties sold	1,752,539	369,328	6,242,527	2,637,464
Professional services to Affiliates	14,874	7,595	72,829	33,595
Professional services to non-affiliates	2,000	-	36,128	32,023
General and administrative expenses to Affiliates	5,206	9,114	13,199	19,532
General and administrative expenses to non-affiliates	(1,218)	(1,590)	26,410	26,084
Marketing expenses to Affiliates	27,816	3,456	39,186	11,723
Marketing expenses to non-affiliates	1,845	12,985	24,960	23,835
Land operating expenses to Affiliates	-	12,658	-	54,499
Land operating expenses to non-affiliates	38,905	42,074	127,580	137,045
Depreciation	-	776	776	2,327

	1,841,967	456,396	6,583,595	2,978,127

Net income	$2,368,240	72,507	13,074,297	608,054

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net income allocated to:
General Partner	$2,749	864	548,075	1,406
Limited Partners	2,365,491	71,643	12,526,222	606,648

Net income	$2,368,240	72,507	13,074,297	608,054

Net income allocated to the one General Partner Unit	$2,749	864	548,075	1,406

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,073 and 50,088 for the three months ended September 30, 2001 and 2000, and 50,073 and 50,088 for the nine months ended September 30, 2001 and 2000, respectively)	$47.24	1.43	250.16	12.11

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(unaudited)
	2001	2000
Cash flows from operating activities:
Net income	$13,074,297	608,054
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	776	2,327
Gain on sale of investment properties	(12,546,840)	(456,599)
Recognition of deferred gain on sale of investment properties	-	(10,888)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(536,753)	(187,681)
Other current assets	(11,971)	(1,817)
Accounts payable	78,430	(6,810)
Accrued real estate taxes	(59,477)	(22,186)
Due to Affiliates	(17,778)	(37,185)
Unearned income	(79,408)	(3,527)

Net cash used in operating activities	(98,724)	(116,312)

Cash flows from investing activities:
Additions to investment properties	(3,621,210)	(595,777)
Principal payments collected on mortgage loans receivable	-	17,565
Proceeds from sale of investment properties	18,789,367	3,094,063

Net cash provided by investing activities	15,168,157	2,515,851

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(740)

Net cash used in financing activities	-	(740)

Net increase in cash and cash equivalents	4,526,633	2,398,799
Cash and cash equivalents at beginning of period	1,762,071	471,223

Cash and cash equivalents at end of period	$6,288,704	2,870,022

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2001
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2001, the Partnership has repurchased a total of 402.65 Units for $381,422 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $6,481 and $11,483 was unpaid as of September 30, 2001 and December 31, 2000, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit. Such fees of $0 and $54,499 have been incurred for the nine months ended September 30, 2001 and 2000, respectively, all of which were paid.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $39,186 and $11,723 have been incurred for the nine months ended September 30, 2001 and 2000, respectively, and are included in marketing expenses to Affiliates. As of September 30, 2001 and December 31, 2000, all of such costs were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3)  Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Location:	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/01	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	570,396	-	2,798,761	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	13,692	-	607,220	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	54,443	-	1,763,100	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	7,746	-	1,527,609	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	244,722	2,293,920	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	26,356	4,457	997,435	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	33,905	744,933	3,047,947	320,708
		(.870)	04/03/96
		(63.000)	01/23/01

9	Will	9.867	08/13/91	217,074	988	218,062	15,634	-	233,696	-

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	13,608	-	1,969,657	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12	Will	44.732	08/20/91	444,386	21,988	466,374	12,177	-	478,551	-

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3)  Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Location:	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/01	Recognized

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,226,508	730,757	1,452,021	1,005,059
		(15.392)	04/16/01

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	2,157,047
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	105,995	294,045	269,276	164,842
		(2.113)	03/06/01

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	274,455	-	1,492,946	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,284,662	1,250,469	1,828,134	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	12,640	18,798	267,686	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,564,263	1,740,205	3,977,244	8,360,049
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(72.395)	Var 2001

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3) Investment Properties (continued)
Total
							Costs		Remaining
		Gross Acres		Initial	Initial		Capitalized	Costs of	Costs of	Current Year
	Location:	Purchased	Purchase/	Original	Acquisition	Initial Total	Subsequent to	Property	Parcels at	Gain on Sale
Parcel	County	(Sold)	Sales Date	Costs	Costs	Costs	Acquisition	Sold	09/30/01	Recognized

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,660,198	8,090,549	52,964	(1,577)
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	29,436	730,752	-	471,371
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	3,037,189	2,440,386	1,867,670	69,341
		(2.108)	Var 1999
		(34.2550)	Var 2000
		(2.1080)	02/20/01

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	19,103	-	1,058,423	-

				$38,810,025	2,504,276	41,314,301	16,845,758	32,469,719	25,690,340	12,546,840

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.
  Included in the purchase of Parcel 24 is a 2,400 square foot office building.
  Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of September 30, 2001, 242 of the 243 single-family lots to homebuilders.
  Reconciliation of investment properties and improvements owned:

	September 30,	December 31,
	2001	2000

Balance at January 1,	$35,501,867	38,342,865
Additions during period	3,621,210	745,361
Sales during period	(13,432,737)	(3,586,359)

Balance at end of period	$25,690,340	35,501,867

  Reconciliation of accumulated depreciation:

	2001	2000

Balance at January 1,	$24,693	21,590
Depreciation expense	776	3,103
Sales during period	(25,469)	-

Balance at end of period	$-	24,693

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2001, the Partnership had farm leases of generally one year in duration, for approximately 1,986 acres of the approximately 2,365 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2001
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2001, the fair market value of the mortgage loans receivable approximated their carrying value.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/01	12/31/00	09/30/01	09/30/01

15	07/31/01	9.00%	$ 1,208,378	1,208,378	309,300	747,454

26	10/04/04	8.00%	228,000	228,000	36,430	-

5 & 19	12/31/01*	6.00%	1,500,000	-	32,547	-

5 & 19	07/01/11	6.00%	15,973,500	-	346,603	10,308,759

			$18,909,878	1,436,378	724,880	11,056,213

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 2001, the Partnership has had multiple sales transactions through which it has disposed of approximately 2,115 acres of the approximately 4,480 acres originally owned. As of September 30, 2001, cumulative distributions have totaled $25,793,106 to the Limited Partners and $1,118,217 to the General Partner. Of the $25,793,106 distributed to the Limited Partners, $25,072,106 was from net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 2001, the Partnership has used $16,845,758 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 2001, the Partnership owns, in whole or in part, eighteen of its twenty-seven original parcels and one office building, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2001, the Partnership had cash and cash equivalents of $6,288,704 of which approximately $265,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing and commercial uses and preliminary planning is in progress. Parcel 7, the Olde Mill Ponds on Boone Creek subdivision, has closed all of the total 130 single-family lots which were under contract with a homebuilder. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of 19.3 acres was completed in the second quarter of 2001. Marketing of the balance of these parcels continues. Parcel 18, zoned for multi- and single-family use is being marketed to potential homebuilders. As of September 30, 2001, the Partnership has sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 170 lots under contract for sale. As of September 30, 2001, 81 of the 170 lots have already closed. Parcel 16 was sold with zoning in place in August 2001. Discussions are ongoing for rezoning and variations to portions of Parcel 20.

Results of Operations

Income from the sale of investment properties and cost of investment properties sold for the nine months ended September 30, 2001 is the result of the sale of approximately 945 acres, consisting of the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and Bliss Woods (Parcel 26), the sale of approximately 63 acres of Parcel 8, the sale of approximately 67 acres of Parcel 22, the sale of two acres of Parcel 17 and the sale of approximately 165 acres of Parcel 16. The Partnership also sold approximately 15 acres of Parcel 14 and 5 acres of Parcel 24, including the office building. The Partnership sold approximately 189 acres of Parcel 5 and 436 acres of Parcel 19 on an installment basis. The Partnership received notes totaling $17,473,500 and recorded a deferred gain of $10,308,759. Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 2000 is the result of the sale of approximately nine acres, consisting of additional lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7), the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23), and the sale of additional lots of the Bliss Woods subdivision (Parcel 26).

As of September 30, 2001, the Partnership owned eighteen parcels of land consisting of approximately 2,365 acres. Of the approximately 2,365 acres owned, 1,986 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to the sales activity which results in a decrease in the parcels being farmed.

Interest income increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due primarily to the interest income earned on overnight investments as a result of an increase in cash available for investing due to the sale of land parcels and interest income on mortgages receivable.

The other income recorded for the nine months ended September 30, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to Affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in legal and accounting fees due to sales activity.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in postage and data processing expenses.

Marketing expenses to Affiliates and non-affiliates increased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in advertising and travel expenses relating to sale of parcels.

Land operating expenses to Affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to the Partnership meeting the limit on asset management fees and no longer incurring this expense. Land operating expenses to non-affiliates decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to a decrease in homeowner's association fees due and a decrease in real estate taxes payable.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	November 13, 2001

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 13, 2001

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	November 13, 2001