Form 10-K
period 2001-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2002-03-27
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units ("Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner. The Limited Partners of the Partnership will share in their portion of benefits of ownership of the Partnership's real property investments according to the number of Units held. As of December 31, 2001, the Partnership has repurchased a total of 405.65 Units for $382,622 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The Partnership is engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 1, McHenry County, Illinois	372.7590	04/25/90

Parcel 2, Kendall County, Illinois	41.1180	07/06/90

Parcel 3, Kendall County, Illinois	120.8170	11/06/90

Parcel 4, Kendall County, Illinois	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	02/28/91
	(189.0468	sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	04/16/91
	(.2580	sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	04/22/91
	(12.6506	sold Var 1997)
	(15.7041	sold Var 1998)
	(19.6296	sold Var 1999)
	(8.7251	sold Var 2000)

Parcel 8, Kane County, Illinois	325.3940	06/14/91
	(.8700	sold 04/03/96)
	(63.000	sold 01/23/01)

Parcel 9, Will County, Illinois	9.8670	08/13/91

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 10, Will County, Illinois	150.6600	08/20/91

Parcel 11, Will County, Illinois	138.4470	08/20/91
	(138.4470	sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	08/20/91

Parcel 13, Will County, Illinois	6.3420	09/23/91
	(6.3420	sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	09/03/91
	(15.3920	sold 04/16/01)

Parcel 15, Kendall County, Illinois	100.3640	09/04/91
	(5.0000	sold 09/01/93)
	(11.0000	sold 12/01/94)
	(84.3640	sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	09/13/91
	(168.9050	sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	10/30/91
	(2.1130	sold 03/06/01)

Parcel 18, McHenry County, Illinois	139.1697	11/07/91

Parcel 19, Kane County, Illinois	436.2360	12/13/91
	(436.2360	sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	01/31/92
	(21.1380	sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	05/26/92
	(1.0000	sold 03/16/99)

Parcel 22, Kendall County, Illinois	391.9590	10/30/92
	(10.0000	sold 01/06/94)
	(5.5380	sold 01/05/96)
	(2.4000	sold 07/27/99)
	(73.395	sold Var 2001)

Parcel 23, Kendall County, Illinois	133.4750	10/30/92
	(.2676	sold 03/16/93)
	(11.5250	donated 07/16/93)
	(44.0700	sold Var 1995)
	(8.2500	sold Var 1996)
	(2.6100	sold Var 1997)
	(10.6624	sold Var 1998)
	(5.8752	sold Var 1999)
	(49.0120	sold Var 2000)
	(.2028	sold Var 2001)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date
Parcel 24, Kendall County, Illinois	4.3140	01/21/93
	(4.3140	sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	01/28/93
	(656.6870	sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	03/10/93
	(2.1080	sold 12/03/99)
	(34.255	sold Var 2000)
	(7.8000	sold Var 2001)

Parcel 27, Kendall County, Illinois	83.5250	03/11/93

Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for additional descriptions of the Partnership's real property investments.

The Partnership had purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and is engaged in the rezoning and resale of the parcels. All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2001, the Partnership has had multiple sales transactions through which it has disposed of approximately 2,129 acres and one office building of the approximately 4,480 acres originally owned.

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

The Partnership had no employees during 2001.

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

There were no matters submitted to a vote of security holders during 2001.

Part II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2001, there were 4,649 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop.

Although the Partnership has established a Unit Repurchase Program, funds for the repurchase of Units are limited. Reference is made to "Unit Repurchase Program" on pages 19-20 of the Prospectus of the Partnership dated October 25, 1989, which is incorporated herein by reference. As of December 31, 2001, the Partnership had approximately $265,000 available for the repurchase of Units.

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2001, 2000, 1999, 1998 and 1997

(not covered by Independent Auditors' Report)
	2001	2000	1999	1998	1997

Total assets	$46,018,596	38,941,198	40,377,846	40,923,656	43,263,842

Total income	$20,993,953	4,921,125	6,065,501	6,260,631	2,174,319

Net income	$13,666,351	903,164	1,428,038	2,115,321	518,404

Net income allocated to the one General Partner Unit	$1,221,246	318,167	939	167,690	60

Net income allocated per Limited Partnership Unit(b)	$248.54	11.68	28.48	38.84	10.33

Distributions per Limited Partnership Unit from sales (b)(c)	$299.56	39.93	39.04	99.71	79.72

Weighted average Limited Partnership Units	50,073	50,086	50,105	50,144	50,173

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. As of December 31, 2001, the Partnership has had multiple sales transactions through which it has disposed of approximately 2,129 acres and one office building of the approximately 4,480 acres originally owned. As of December 31, 2001, cumulative distributions have totaled $30,793,106 to the Limited Partners and $1,789,294 to the General Partner. Of the $30,793,106 distributed to the Limited Partners, $30,072,106 was net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of December 31, 2001, the Partnership has used $17,312,715 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of December 31, 2001, the Partnership owns, in whole or in part, eighteen of its twenty-seven original parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 2001, the Partnership had cash and cash equivalents of $2,185,530, of which approximately $265,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining $1,920,530 is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing uses and preliminary planning is in progress. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of approximately 19 acres was completed in 2001. Marketing of the balance of the parcel continues. As of December 31, 2001, the Partnership has sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 170 lots under contract for sale. As of December 31, 2001, 82 of the 170 lots have already closed (see Note 4 of the Notes to Financial Statements). Discussions are ongoing for rezoning and variations to portions of Parcel 20.

Results of Operations

Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 2001 is the result of the sale of approximately 960 acres, including additional lots at the Sugar Grove parcel (Parcel 26), the sale of 63 acres of Parcel 8, 73 acres of Parcel 22, 168 acres of Parcel 16 and 19 acres of Parcel 14 and 24. Income from the sale of investment properties and cost of investment properties sold for the year ended December 31, 2000 is the result of the sale of approximately 92 acres, including twenty lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds at Mill Race Creek subdivision (Parcel 23) and at the Sugar Grove parcel (Parcel 26). Income from the sale of investment properties and cost of investment properties sold recorded for the year ended December 31, 1999 is the result of the sale of approximately 52 acres, including additional lots at the Olde Mill Ponds in Boone Creek subdivision (Parcel 7), the sale of approximately 21 acres of Parcel 20, the sale of 1 acre of Parcel 21, 2.4 acres of Parcel 22, the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and 2.1 acres of the Sugar Grove parcel (Parcel 26).

In addition, for the year ended December 31, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres or Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2001, the Partnership owned eighteen parcels of land consisting of approximately 2,350 acres and one office building. Of the approximately 2,350 acres owned, 1,986 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased for the years ended December 31, 2001 and 2000, as compared to the year ended December 31, 1999, due to a decrease in the tillable acres due to sales.

Interest income increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to the interest income earned on sales proceeds received prior to distribution and interest income earned on the new mortgage loan receivable the Partnership received from the sale of Parcels 5 and 19. Interest income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due primarily to the interest income earned on sales proceeds received prior to distribution and interest income earned on the mortgage loans receivable the Partnership received from the sale of Parcels 15 and 26. See Note 6 of the Notes to Financial Statements for further discussion of the terms of the mortgage loans receivable received from these sales.

The other income recorded for the year ended December 31, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to Affiliates increased for the years ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in legal fees. Professional services to Affiliates increased for the years ended December 31, 2000, as compared to the year ended December 31, 1999, due to an increase in legal fees. Professional services to non-afffiliates decreased for the year ended December 31, 2000 as compared to the year ended December 31, 1999, due primarily to a decrease in accounting and other professional services.

General and administrative expenses to Affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to a decrease in investor services. General and administrative expenses to Affiliates increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to increases in postage and investor services expenses. General and administrative expenses to non-affiliates decreased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due primarily to a decrease in printing expense. General and administrative expenses to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in the Illinois Replacement Tax.

Marketing expenses to Affiliates and non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in advertising and travel expenses relating to marketing the parcels for sale. Marketing expenses to Affiliates and non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in non-recurring advertising and travel expenses, as well as a substantial increase in the capitalization of marketing costs to individual land parcels.

Land operating expenses to Affiliates decreased for the years ended December 31, 2001 and 2000, as compared to the year ended December 31, 1999, because as of September 30, 2000, the Partnership had met the limit on asset management fees payable and no longer incurred this expense. Land operating expenses to non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in grounds maintenance expenses which was partially offset by a decrease in real estate tax expense. Land operating expenses to non-affiliates decreased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a decrease in maintenance expenses of the Partnership's land investments.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2001 and 2000.
	2001
	12/31	09/30	06/30	03/31
Total income	$1,336,061	4,210,207	3,923,627	11,524,058
Net income	592,054	2,368,240	1,820,772	8,885,285

Net income per common share, basic and diluted:	11.82	47.30	36.36	177.45

	2000
	12/31	09/30	06/30	03/31
Total income	$1,334,944	528,903	1,732,859	1,324,419
Net income (loss)	295,110	72,507	252,960	282,587

Net income per common share, basic and diluted:	5.89	1.45	5.05	5.64

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

February 5, 2002
(March 8, 2002 as to Note 7)
Chicago, Illinois

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2001 and 2000

Assets
	2001	2000
Current assets:
Cash and cash equivalents	$2,185,530	1,762,071
Accounts and accrued interest receivable (Note 6)	971,627	263,082
Other current assets	12,005	2,493

Total current assets	3,169,162	2,027,646

Mortgage loans receivable (Note 6)	17,409,878	1,436,378
Investment properties (including acquisition fees paid to Affiliates of $1,154,729 and $1,783,225 at December 31, 2001 and 2000, respectively) (Notes 1, 3 and 4):
Land and improvements	25,439,556	35,408,785
Buildings	-	93,082

	25,439,556	35,501,867
Less accumulated depreciation	-	24,693

Total investment properties, net of accumulated depreciation	25,439,556	35,477,174

Total assets	$46,018,596	38,941,198

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Partners' Capital
	2001	2000

Current liabilities:
Accounts payable	$365,653	304
Accrued real estate taxes	69,146	111,865
Due to Affiliates (Note 3)	8,075	24,259
Unearned income	96,688	104,721

Total current liabilities	539,562	241,149

Deferred gain on sale of investment properties (Note 6)	10,075,165	747,454

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	2,157,496	936,250
Cumulative cash distributions	(1,789,294)	(575,417)

	368,702	361,333
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,070 and 50,073 Units outstanding at December 31, 2001 and 2000, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,561,109	42,562,309
Cumulative net income	23,267,164	10,822,059
Cumulative cash distributions	(30,793,106)	(15,793,106)

	35,035,167	37,591,262

Total Partners' capital	35,403,869	37,952,595

Total liabilities and Partners' capital	$46,018,596	38,941,198
	==========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Income:
Sale of investment properties (Notes 1 and 3)	$18,908,687	4,250,494	5,427,952
Recognition of deferred gain on sale of investment properties (Note 6)	875,924	10,888	37,861
Rental income (Note 5)	222,256	390,763	410,100
Interest income	956,936	268,980	189,588
Other income	30,150	-	-

	20,993,953	4,921,125	6,065,501

Expenses:
Cost of investment properties sold	6,855,145	3,586,359	4,131,679
Professional services to Affiliates	82,195	56,260	43,426
Professional services to non-affiliates	36,689	32,403	39,774
General and administrative expenses to Affiliates	20,306	23,467	15,607
General and administrative expenses to non-affiliates	26,359	30,333	43,054
Marketing expenses to Affiliates	44,584	17,815	(11,396)
Marketing expenses to non-affiliates	52,239	35,337	67,365
Land operating expenses to Affiliates	-	52,499	84,392
Land operating expenses to non-affiliates	209,309	180,385	220,459
Depreciation	776	3,103	3,103

	7,327,602	4,017,961	4,637,463

Net income	$13,666,351	903,164	1,428,038

Net income allocated to (Note 2):
General Partner	$1,221,246	318,167	939
Limited Partners	12,445,105	584,997	1,427,099

Net income	$13,666,351	903,164	1,428,038
	=========	=========	=========
Net income allocated to the one General Partner Unit	$1,221,246	318,167	939
	=========	=========	=========
Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,073, 50,086, and 50,105 for the years ended December 31, 2001, 2000 and 1999, respectively)	$248.54	11.68	28.48
	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2001, 2000 and 1999
	General	Limited
	Partner	Partners	Total

Balance January 1, 1999	$358,113	39,570,702	39,928,815

Repurchase of Limited Partnership Units	-	(23,353)	(23,353)
Distributions to Partners ($39.04 per weighted average Limited Partnership Units of 50,105) (Note 2)	-	(1,956,353)	(1,956,353)
Net income (Note 2)	939	1,427,099	1,428,038

Balance December 31, 1999	359,052	39,018,095	39,377,147

Repurchase of Limited Partnership Units	-	(11,830)	(11,830)
Distributions to Partners ($39.93 per weighted average Limited Partnership Units of 50,086) (Note 2)	(315,886)	(2,000,000)	(2,315,886)
Net income (Note 2)	318,167	584,997	903,164

Balance December 31, 2000	361,333	37,591,262	37,952,595

Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Distributions to Partners ($299.56 per weighted average Limited Partnership Units of 50,073) (Note 2)	(1,213,877)	(15,000,000)	(16,213,877)
Net income (Note 2)	1,221,246	12,445,105	13,666,351

Balance December 31, 2001	$368,702	35,035,167	35,403,869
	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Cash flows from operating activities:
Net income	$13,666,351	903,164	1,428,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	776	3,103	3,103
Gain on sale of investment properties	(12,053,542)	(664,135)	(1,296,273)
Recognition of deferred gain on sale of investment properties	(875,924)	(10,888)	(37,861)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(708,545)	(133,813)	(126,061)
Other current assets	(9,512)	(357)	93
Accounts payable	365,349	(38,256)	9,541
Accrued real estate taxes	(42,719)	4,319	3,409
Due to Affiliates	(16,184)	(30,318)	28,328
Unearned income	(8,033)	63,047	2,441

Net cash provided by operating activities	318,017	95,866	14,758

Cash flows from investing activities:
Principal payments on mortgage loans receivable	1,500,000	17,565	61,208
Additions to investment properties	(4,088,168)	(745,361)	(3,165,180)
Proceeds from sale of investment properties	18,908,687	4,250,494	5,199,952

Net cash provided by investing activities	16,320,519	3,522,698	2,095,980

Cash flows from financing activities:
Repurchase of Limited Partnership Units	(1,200)	(11,830)	(23,353)
Cash distributions	(16,213,877)	(2,315,886)	(1,956,353)

Net cash used in financing activities	(16,215,077)	(2,327,716)	(1,979,706)

Net increase in cash and cash equivalents	423,459	1,290,848	131,032
Cash and cash equivalents at beginning of year	1,762,071	471,223	340,191

Cash and cash equivalents at end of year	$2,185,530	1,762,071	471,223
	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Supplemental schedule of non-cash investing activities:

Mortgage loan receivable funding	$(17,473,500)	-	(228,000)
Reduction of investment properties	14,125,010	3,586,359	4,131,679
Deferred gain on sale of investment properties	9,327,711	-	-
Gain on sale of investment properties	12,929,466	644,135	1,296,273

Proceeds from sale of investment properties	$18,908,687	4,250,494	5,199,952
	==========	=========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2001, 2000 and 1999

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2001, the Partnership has repurchased a total of 405.65 Units for $382,622 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. For the years ended December 31, 2001, 2000 and 1999, the Partnership has not recognized any such impairment.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for the Partnership beginning January 1, 2002. In the opinion of management, this statement, when adopted, is not expected to have a material impact on the financial position or results of operations of the Partnership.

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

2001	2000
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$46,018,596	53,551,037	38,941,198	46,473,639

Partners' capital:
General Partner	368,702	200,897	361,333	194,494
Limited Partners	35,035,167	42,735,413	37,591,262	45,290,542

Net income:
General Partner	1,221,246	1,222,101	318,167	319,703
Limited Partners	12,445,105	12,437,563	584,997	412,899

Net income per Limited Partnership Unit	248.54	248.39	11.68	8.24

The net income per Unit is based upon the weighted average number of Units of 50,073 and 50,086 during 2001 and 2000, respectively.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $8,075 and $11,483 was unpaid as of December 31, 2001 and 2000, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit. Such fees of $52,499, and $84,392 had been incurred and paid for the years ended December 31, 2000 and 1999, respectively, and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $44,584, $17,815 and $(11,396) have been incurred and paid and are included in marketing expenses to Affiliates for the years ended December 31, 2001, 2000 and 1999, respectively, of which $12,776 was unpaid at December 31, 2000.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs of $185,454 and $146,249 have been incurred and paid for the years ended December 31, 2001 and 2000, respectively, and are included in investment properties.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	579,620	-	2,807,985	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	13,865	-	607,393	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	72,605	-	1,781,262	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	8,556	-	1,528,419	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	875,924
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	26,722	4,457	997,801	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	34,252	744,933	3,048,294	320,708
		(.870)	04/03/96
		(63.000)	01/23/01

9	Will	9.867	08/13/91	217,074	988	218,062	18,009	-	236,071	-

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	14,325	-	1,970,374	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12	Will	44.732	08/20/91	444,386	21,988	466,374	12,562	-	478,936	-

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,065,780	730,757	1,291,293	1,005,059
		(15.392)	04/16/01

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	2,157,048
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	109,019	294,045	272,300	164,842
		(2.113)	03/06/01

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	280,770	-	1,499,261	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,304,391	1,250,469	1,847,863	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	12,794	18,798	267,840	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,590,030	2,246,278	3,496,938	7,853,976
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/01	Recognized

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,663,596	8,090,549	56,362	(1,577)
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	470,371
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	3,457,141	2,545,931	2,182,077	83,115
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	29,767	-	1,069,087	-

				$38,810,025	2,504,276	41,314,301	17,312,715	33,187,460	25,439,556	12,929,466
				==========	==========	=========	===========	========	==========	==========

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

  Included in the purchase of Parcel 24 was a 2,400 square foot office building.

  Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of December 31, 2001, all of the 243 single-family lots.

  Reconciliation of investment properties owned:

	2001	2000

Balance at January 1,	$35,501,867	38,342,865
Additions during year	4,088,168	745,361
Sales during year	(14,150,479)	(3,586,359)

Balance at December 31,	$25,439,556	35,501,867
	==========	==========
  Reconciliation of accumulated depreciation:

	2001	2000

Balance at January 1,	$24,693	21,590
Sales during year	(25,469)	-
Depreciation expense	776	3,103

Balance at December 31,	$-	24,693
	==========	==========

  The aggregate cost of investment properties owned at December 31, 2001 for Federal income tax purposes was approximately $25,440,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2001, the Partnership had leases of generally one year in duration, for approximately 1,986 acres of the approximately 2,344 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $17,458,000 and $1,454,000, at December 31, 2001 and 2000, respectively.

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres or Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. The remaining deferred gain will be recognized as payments are received.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/01	12/31/00	12/31/01	12/31/01

5 & 19	07/01/11	6.00%	$15,973,500	-	588,175	9,327,711

15	07/31/01 *	9.00%	1,208,378	1,208,378	336,712	747,454

26	10/04/04	8.00%	228,000	228,000	41,028	-

			$17,409,878	1,436,378	965,915	10,075,165
			==========	=========	=========	=========

* Management is in discussions to extend the term to July 31, 2005.

(7) Subsequent Events

On January 10, 2002, the Partnership sold 3 lots of Parcel 26 to an unaffiliated third party for $120,000 and recorded a gain of approximately $16,000.

On February 7, 2002, the Partnership sold 1 lot of Parcel 26 to an unaffiliated third party for $40,000 and recorded a gain of approximately $5,000.

On March 8, 2002, the Partnership sold 10 lots of Parcel 26 to an unaffiliated third party for $440,000 and recorded a gain of approximately $60,000.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2001.

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

    DANIEL L. GOODWIN (age 58) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 57) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

    BRENDA G. GUJRAL (age 60) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

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

    CATHERINE L. LYNCH (age 43) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 57) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing the day-to-day internal operations of the General Partner. Ms. Matlin is a Director of IREIC and ISC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

    PATRICIA A. DELROSSO (age 49) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 39) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

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

The General Partner and its Affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the administration of the Partnership. For the year ended December 31, 2001, such costs were $102,501, of which $8,075 was unpaid as of December 31, 2001.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit. No such fees were incurred for the year ended December 31, 2001.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. For the year ended December 31, 2001, the Partnership incurred and paid $44,584 of such costs.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. For the year ended December 31, 2001, the Partnership incurred $185,454 of such costs, all of which was paid as of December 31, 2001 and which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

  The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited Partnership Units	242 Units directly	Less than 1/2%

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

  Reports on Form 8-K:

None

No Annual Report or proxy material for the year 2001 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman of the Board and Chief Executive Officer
Date:	March 25, 2002

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2002

/s/	Kelly Tucek

By:	Kelly Tucek
Principal Financial Officer and Principal Accounting Officer
Date:	March 25, 2002

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2002

/s/	Robert H. Baum

By:	Robert H. Baum
Director
Date:	March 25, 2002