Form 10-Q
period 2002-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2002-08-01
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(unaudited)

Assets

	2002	2001
Current assets:
Cash and cash equivalents	$2,324,469	2,185,530
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at June 30, 2002) (Note 5)	1,114,220	971,627
Other current assets	1,442	12,005

Total current assets	3,440,131	3,169,162

Mortgage loans receivable (net of allowance for doubtful accounts of $1,000,000 at June 30, 2002) (Note 5)	16,409,878	17,409,878
Investment properties (including acquisition fees paid to Affiliates of $1,137,367 and $1,154,729 at June 30, 2002 and December 31, 2001, respectively) (Note 3):
Land and improvements	25,020,975	25,439,556

Total assets	$44,870,984	46,018,596
	==========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Partners' Capital

	2002	2001
Current liabilities:
Accounts payable	$47,420	365,653
Accrued real estate taxes	165,254	69,146
Due to Affiliates (Note 2)	9,750	8,075
Unearned income	85,230	96,688

Total current liabilities	307,654	539,562

Deferred gain on sale of investment properties (Note 5)	9,327,710	10,075,165

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	2,153,911	2,157,496
Cumulative cash distributions	(1,789,294)	(1,789,294)

	365,117	368,702
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,067 and 50,070 Units outstanding at June 30, 2002 and December 31, 2001, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,561,109
Cumulative net income	23,103,700	23,267,164
Cumulative cash distributions	(30,793,106)	(30,793,106)

	34,870,503	35,035,167

Total Partners' capital	35,235,620	35,403,869

Total liabilities and Partners' capital	$44,870,984	46,018,596
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Sale of investment properties (Note 3)	$679,976	3,419,387	1,405,634	14,943,445
Rental income (Note 4)	52,532	53,251	102,311	122,141
Interest income	252,632	280,693	501,920	351,949
Other income	-	-	865	30,150

	985,140	3,753,331	2,010,730	15,447,685

Expenses:
Cost of investment properties sold	570,910	1,804,213	1,214,209	4,489,988
Professional services to Affiliates	17,178	34,630	29,290	57,955
Professional services to non-affiliates	2,009	7,156	36,103	34,128
General and administrative expenses to Affiliates	3,357	3,072	9,413	7,993
General and administrative expenses to non-affiliates	18,008	16,901	106,737	17,628
Marketing expenses to Affiliates	3,970	5,714	9,950	11,370
Marketing expenses to non-affiliates	32,852	10,502	90,950	23,115
Land operating expenses to non-affiliates	32,974	50,371	91,870	98,675
Depreciation	-	-	-	776
Bad debt expense	-	-	589,257	-

	681,258	1,932,559	2,177,779	4,741,628

Net income (loss)	$303,882	1,820,772	(167,049)	10,706,057
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2002 and 2001
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) allocated to:
General Partner	$1,948	796	(3,585)	545,326
Limited Partners	301,934	1,819,976	(163,464)	10,160,731

Net income	$303,882	1,820,772	(167,049)	10,706,057
	=========	=========	=========	=========
Net income (loss) allocated to the one General Partner Unit	$1,948	796	(3,585)	545,326
	=========	=========	=========	=========
Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,067 and 50,073 for the three months ended June 30, 2002 and 2001, and 50,068 and 50,073 for the six months ended June 30, 2002 and 2001, respectively)	$6.03	36.35	(3.26)	202.92
	=========	=========	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(167,049)	10,706,057
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	776
Gain on sale of investment properties	(191,425)	(10,453,457)
Recognition of deferred gain on sale of investment properties	(747,455)	-
Bad debt expense	1,336,712	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(479,305)	(217,165)
Other current assets	10,563	(14,119)
Accounts payable	(318,233)	110,450
Accrued real estate taxes	96,108	(16,837)
Due to Affiliates	1,675	(19,910)
Unearned income	(11,458)	188,321

Net cash provided by (used in) operating activities	(469,867)	284,116

Cash flows from investing activities:
Additions to investment properties	(795,628)	(3,047,203)
Proceeds from sale of investment properties	1,405,634	14,943,445

Net cash provided by investing activities	610,006	11,896,242

Cash flows from financing activities:
Distributions	-	(10,542,800)
Repurchase of Limited Partnership Units	(1,200)	-

Net cash used in financing activities	(1,200)	(10,542,800)

Net increase in cash and cash equivalents	138,939	1,637,558
Cash and cash equivalents at beginning of period	2,185,530	1,762,071

Cash and cash equivalents at end of period	$2,324,469	3,399,629
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2002
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 2002, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $9,750 and $8,075 was unpaid as of June 30, 2002 and December 31, 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $9,950 and $11,370 have been incurred for the six months ended June 30, 2002 and 2001, respectively, and are included in marketing expenses to Affiliates. As of June 30, 2002 and December 31, 2001, all of such costs were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	596,016	-	2,824,381	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	14,482	-	608,010	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	103,556	-	1,812,213	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	28,876	-	1,548,739	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	27,987	4,457	999,066	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	35,032	744,933	3,049,074	-
		(.870)	04/03/96
		(63.000)	01/23/01

9	Will	9.867	08/13/91	217,074	988	218,062	20,764	-	238,826	-

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	15,812	-	1,971,861	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12	Will	44.732	08/20/91	444,386	21,988	466,374	24,493	-	490,867	-

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,219,688	730,757	1,445,201	-
		(15.392)	04/16/01

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	110,795	294,045	274,076	-
		(2.113)	03/06/01

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	298,482	-	1,516,973	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,367,239	1,250,469	1,910,711	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	13,238	18,798	268,284	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,755,861	2,246,278	3,662,769	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/02	Recognized

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	(14,082)
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	02/22/02

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	3,741,716	3,701,376	1,311,207	205,507
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(8.320)	Var 2002

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	49,397	-	1,088,717	-

				$38,810,025	2,504,276	41,314,301	18,108,343	34,401,669	25,020,975	191,425
				==========	=========	=========	==========	========	==========	=========

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

  Included in the purchase of Parcel 24 is a 2,400 square foot office building.

  Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of June 30, 2002, the partnership has sold all of the 243 single-family lots to homebuilders.

  Reconciliation of investment properties and improvements owned:

	June 30,	December 31,
	2002	2001

Balance at January 1,	$25,439,556	35,501,867
Additions during period	795,628	4,088,168
Sales during period	(1,214,209)	(14,150,479)

Balance at end of period	$25,020,975	25,439,556
	==========	==========
  Reconciliation of accumulated depreciation:
	2002	2001

Balance at January 1,	$-	24,693
Depreciation expense	-	(25,469)
Sales during period	-	776

Balance at end of period	$-	-
	==========	==========

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,691 acres of the approximately 2,332 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2002
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/02	12/31/01	06/30/02	06/30/02

15	07/31/05	9.00%	$1,208,378	1,208,378	336,712	747,455

26	10/04/04	8.00%	228,000	228,000	50,072	-

5 & 19	07/01/11	6.00%	15,973,500	15,973,500	1,063,441	9,327,710

			17,409,878	17,409,878	1,450,225	10,075,165

Less allowance for doubtful accounts			1,000,000	-	336,712	747,455

			$16,409,878	17,409,878	1,113,513	9,327,710
			=========	========	========	========

  Subsequent Events

In July 2002, the Partnership sold three additional lots of Parcel 26 for approximately $136,000 and recorded a gain of approximately $20,000.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of June 30, 2002, the Partnership has had multiple sales transactions through which it has disposed of approximately 2,147 acres of the approximately 4,480 acres originally owned. As of June 30, 2002, cumulative distributions have totaled $30,793,106 to the Limited Partners and $1,789,294 to the General Partner. Of the $30,793,106 distributed to the Limited Partners, $30,072,106 was from net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of June 30, 2002, the Partnership has used $18,108,343 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of June 30, 2002, the Partnership owns, in whole or in part, seventeen of its twenty-seven original parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 2002, the Partnership had cash and cash equivalents of $2,324,469 of which approximately $265,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in planning stage and sites are being marketed to potential buyers. Parcel 3 is zoned for various manufacturing and commercial uses and preliminary planning is in progress. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of approximately 19 acres was completed in 2001. Marketing of the balance of these parcels continues. As of June 30, 2002, the Partnership has sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 165 lots under contract for sale. As of June 30, 2002, 115 of the 165 lots have already closed. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3, 4 and 27.

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the six months ended June 30, 2002, is the result of the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23), and the sale of additional lots of the Bliss Woods subdivision (Parcel 26). Income from the sale of investment properties and cost of investment properties sold for the six months ended June 30, 2001 is the result of the sale of approximately 780 acres, consisting of the sale of additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23), the sale of approximately 63 acres of Parcel 8, the sale of approximately 67 acres of Parcel 22 and the sale of two acres of Parcel 17. The Partnership also sold approximately 15 acres of Parcel 14 and 5 acres of Parcel 24, including the office building. The Partnership sold approximately 189 acres of Parcel 5 and 436 acres of Parcel 19 on an installment basis. The Partnership received notes totaling $17,473,500 and recorded a deferred gain of $10,237,450.

As of June 30, 2002, the Partnership owned seventeen parcels of land consisting of approximately 2,332 acres. Of the approximately 2,332 acres owned, 1,691 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to the sales activity which results in a decrease in the parcels being farmed.

Interest income increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due primarily to the interest income earned on mortgages receivable as a result of the sale of Parcels 5 and 19 in May 2001.

The other income recorded for the six months ended June 30, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to Affiliates decreased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to a decrease in legal services.

General and administrative expenses to non-affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in the Illinois replacement tax as a result of land sales in 2001.

Marketing expenses to non-affiliates increased for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to an increase in advertising and travel expenses relating to sale of parcels.

As of June 30, 2002, the Partnership has recorded an allowance for doubtful accounts of $1,000,000 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and has written off the related deferred gain of $747,455.

PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	August 1, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 1, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Principal Financial Officer and
Principal Accounting Officer
Date:	August 1, 2002