Form 10-Q
period 2002-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2002-11-12
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(unaudited)

Assets
	2002	2001
Current assets:
Cash and cash equivalents	$10,088,800	2,185,530
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at September 30, 2002) (Note 5)	1,446,051	971,627
Other current assets	-	12,005

Total current assets	11,534,851	3,169,162

Mortgage loans receivable (net of allowance for doubtful accounts of $1,000,000 at September 30, 2002) (Note 5)	16,181,878	17,409,878
Investment properties (including acquisition fees paid to Affiliates of $1,031,271 and $1,154,729 at September 30, 2002 and December 31, 2001, respectively) (Note 3):
Land and improvements	22,919,060	25,439,556

Total assets	$50,635,789	46,018,596
	===========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2002 and December 31, 2001
(unaudited)

Liabilities and Partners' Capital
	2002	2001
Current liabilities:
Accounts payable	$144,174	365,653
Accrued real estate taxes	119,422	69,146
Due to Affiliates (Note 2)	40,275	8,075
Unearned income	199,886	96,688

Total current liabilities	503,757	539,562

Deferred gain on sale of investment properties (Note 5)	9,327,710	10,075,165

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	2,154,929	2,157,496
Cumulative cash distributions	(1,789,294)	(1,789,294)

	366,135	368,702
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,067 and 50,070 Units outstanding at September 30, 2002 and December 31, 2001, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,561,109
Cumulative net income	28,671,384	23,267,164
Cumulative cash distributions	(30,793,106)	(30,793,106)

	40,438,187	35,035,167

Total Partners' capital	40,804,322	35,403,869

Total liabilities and Partners' capital	$50,635,789	46,018,596
	=========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Income:
Sale of investment properties (Note 3)	$7,889,614	3,845,922	9,295,248	18,789,367
Rental income (Note 4)	51,739	57,353	154,050	179,494
Interest income	215,690	306,932	717,610	658,881
Other income	8,727	-	9,592	30,150

	8,165,770	4,210,207	10,176,500	19,657,892

Expenses:
Cost of investment properties sold	2,422,723	1,752,539	3,636,932	6,242,527
Professional services to Affiliates	16,070	14,874	45,360	72,829
Professional services to non-affiliates	3,000	2,000	39,103	36,128
General and administrative expenses to Affiliates	3,004	5,206	12,417	13,199
General and administrative expenses to non-affiliates	24,811	(1,218)	131,548	26,410
Marketing expenses to Affiliates	6,574	27,816	16,524	39,186
Marketing expenses to non-affiliates	38,004	1,845	128,954	24,960
Land operating expenses to non-affiliates	82,882	38,905	174,752	127,580
Depreciation	-	-	-	776
Bad debt expense	-	-	589,257	-

	2,597,068	1,841,967	4,774,847	6,583,595

Net income	$5,568,702	2,368,240	5,401,653	13,074,297

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2002 and 2001
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss) allocated to:
General Partner	$1,018	2,749	(2,567)	548,075
Limited Partners	5,567,684	2,365,491	5,404,220	12,526,222

Net income	$5,568,702	2,368,240	5,401,653	13,074,297
	==========	==========	==========	==========
Net income (loss) allocated to the one General Partner Unit	$1,018	2,749	(2,567)	548,075
	==========	==========	==========	==========
Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 and 50,073 for the three months ended September 30, 2002 and 2001, and 50,067 and 50,073 for the nine months ended September 30, 2002 and 2001, respectively)	$111.20	47.24	107.94	250.16
	==========	==========	==========	==========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(unaudited)
	2002	2001
Cash flows from operating activities:
Net income	$5,401,653	13,074,297
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	-	776
Gain on sale of investment properties	(5,658,316)	(12,546,840)
Recognition of deferred gain on sale of investment properties	(747,455)	-
Bad debt expense	1,336,712	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(811,136)	(536,753)
Other current assets	12,005	(11,971)
Accounts payable	(221,479)	78,430
Accrued real estate taxes	50,276	(59,477)
Due to Affiliates	32,200	(17,778)
Unearned income	103,198	(79,408)

Net cash used in operating activities	(502,342)	(98,724)

Cash flows from investing activities:
Additions to investment properties	(1,116,436)	(3,621,210)
Principal payments collected on mortgage loans receivable	228,000	-
Proceeds from sale of investment properties	9,295,248	18,789,367

Net cash provided by investing activities	8,406,812	15,168,157

Cash flows from financing activities:
Repurchase of Limited Partnership Units	(1,200)	-

Net cash used in financing activities	(1,200)	-

Net increase in cash and cash equivalents	7,903,270	4,526,633
Cash and cash equivalents at beginning of period	2,185,530	1,762,071

Cash and cash equivalents at end of period	$10,088,800	6,288,704
	=========	=========

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2002
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

(1)  Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2002, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to Affiliates, of which $10,792 and $8,075 was unpaid as of September 30, 2002 and December 31, 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit.

An Affiliate of the General Partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $16,524 and $39,186 have been incurred for the nine months ended September 30, 2002 and 2001, respectively, and are included in marketing expenses to Affiliates. As of September 30, 2002 and December 31, 2001, all of such costs were paid.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	606,648	-	2,835,013	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	14,853	-	608,381	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	109,127	-	1,817,784	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	75,224	-	1,595,087	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	28,868	4,457	999,947	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	35,905	744,933	3,049,947	-
		(.870)	04/03/96
		(63.000)	01/23/01

9 (d)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	16,859	-	1,972,908	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (d)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,241,370	837,897	1,359,743	15,961
		(15.392)	04/16/01
		(2.1749)	08/23/02

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	213,753
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	348,235	-	1,566,726	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,378,981	1,250,469	1,922,453	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	13,347	18,798	268,393	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,739,504	3,900,101	1,992,589	5,166,004
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/02	Recognized

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	(14,082)
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	02/22/02

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	3,917,803	4,086,720	1,101,950	276,680
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(22.960)	Var 2002

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	53,965	-	1,093,285	-

28(d)	Kendall	50.000	09/16/02	661,460	22,976	684,436	50,418	-	734,854	-

				$38,810,025	2,504,276	41,314,301	18,429,151	36,824,392	22,919,060	5,658,316

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
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

  On September 16, 2002, the Partnership completed a tax free exchange of Parcels 9 and 12 for 50 acres in Kendall County.

  Reconciliation of investment properties and improvements owned:

	September 30,	December 31,
	2002	2001

Balance at January 1,	$25,439,556	35,501,867
Additions during period	1,116,436	4,088,168
Sales during period	(3,636,932)	(14,150,479)

Balance at end of period	$22,919,060	25,439,556

  Reconciliation of accumulated depreciation:

	2002	2001

Balance at January 1,	$-	24,693
Depreciation expense	-	(25,469)
Sales during period	-	776

Balance at end of period	$-	-

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2002, the Partnership had farm leases of generally one year in duration, for approximately 1,676 acres of the approximately 2,183 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2002
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At September 30, 2002, the fair market value of the mortgage loans receivable approximated their carrying value.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/02	12/31/01	09/30/02	09/30/02

15	07/31/05	9.00%	$ 1,208,378	1,208,378	336,712	747,455

26	10/04/04	8.00%	-	228,000	-	-

5 & 19	07/01/11	6.00%	15,973,500	15,973,500	1,305,013	9,327,710

			17,181,878	17,409,878	1,641,725	10,075,165

Less allowance for doubtful accounts			1,000,000	-	336,712	747,455

			$16,181,878	17,409,878	1,305,013	9,327,710

  Subsequent Events

In October 2002, the Partnerships sold five additional lots of Parcel 26 for approximately $219,000 and recorded a gain of approximately $35,000.

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

The Partnership used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992 and four during 1993. As of September 30, 2002, the Partnership has had multiple sales transactions through which it has disposed of approximately 2,297 acres of the approximately 4,480 acres originally owned. As of September 30, 2002, cumulative distributions have totaled $30,793,106 to the Limited Partners and $1,789,294 to the General Partner. Of the $30,793,106 distributed to the Limited Partners, $30,072,106 was from net sales proceeds (which represents a return of Invested Capital, as defined in the Partnership Agreement) and $721,000 was from operations. As of September 30, 2002, the Partnership has used $18,429,151 of working capital reserve for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

The Partnership's capital needs and resources will vary depending upon a number of factors, including the extent to which the Partnership conducts rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting the Partnership's land, and the amount of revenue received from leasing. As of September 30, 2002, the Partnership owns, in whole or in part, sixteen of its twenty-seven original parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2002, the Partnership had cash and cash equivalents of $10,088,800 of which approximately $266,000 is reserved for the repurchase of Units through the Unit Repurchase Program. The remaining amount is available to be used for the Partnership expenses and liabilities, cash distributions to partners and other activities with respect to some or all of its land parcels. The Partnership has increased its parcel sales effort in anticipation of rising land values.

The Partnership plans to enhance the value of its land through pre-development activities such as rezoning, annexation and land planning. The Partnership has already been successful in, or is in the process of, pre-development activity on a majority of the Partnership's land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in planning stage and sites are being marketed to potential buyers. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of approximately 19 acres was completed in 2001and an additional 3 acres was sold in 2002. Marketing of the balance of these parcels continues. As of September 30, 2002, the Partnership has sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 165 lots under contract for sale. As of September 30, 2002, 125 of the 165 lots have already closed. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3, 4 and 27. Final planning is in for approval on Parcel 18 and marketing has begun.

Results of Operations

Income from the sale of investment properties and the cost of investment properties sold for the nine months ended September 30, 2002, is the result of the sale of 136 acres of Parcel 22, 3.5 acres of Parcels 14 and 17, the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23), and the sale of additional lots of the Bliss Woods subdivision (Parcel 26). Income from the sale of investment properties and cost of investment properties sold for the nine months ended September 30, 2001 is the result of the sale of approximately 945 acres. The Partnership sold additional lots at the Ponds of Mill Race Creek subdivision (Parcel 23) and Bliss Woods (Parcel 26), the sale of approximately 63 acres of Parcel 8, the sale of approximately 67 acres of Parcel 22, the sale of two acres of Parcel 17 and the sale of approximately 165 acres of Parcel 16. The Partnership also sold approximately 15 acres of Parcel 14 and 5 acres of Parcel 24, including the office building. The Partnership sold approximately 189 acres of Parcel 5 and 436 acres of Parcel 19 on an installment basis. The Partnership received notes totaling $17,473,500 and recorded a deferred gain of $10,237,450.

As of September 30, 2002, the Partnership owned fifteen parcels of land consisting of approximately 2,183 acres. Of the approximately 2,183 acres owned, 1,676 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to the sales activity which results in a decrease in the parcels being farmed.

Interest income increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due primarily to the interest income earned on mortgages receivable as a result of the sale of Parcels 5 and 19 in May 2001.

The other income recorded for the nine months ended September 30, 2001, is the result of the Partnership receiving non-refundable deposits on land sales which did not occur.

Professional services to Affiliates decreased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to a decrease in legal services.

General and administrative expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in the Illinois replacement tax as a result of land sales in 2001.

Marketing expenses to non-affiliates increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to an increase in advertising and travel expenses relating to sale of parcels.

As of September 30, 2002, the Partnership has recorded an allowance for doubtful accounts of $1,000,000 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and has written off the related deferred gain of $747,455.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

      99.1 Section 906 Certification by the Principal Executive Officer

      99.2 Section 906 Certification by the Principal Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2002

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	November 12, 2002

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	November 12, 2002

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland Land Appreciation Fund II, L.P.;

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral
    Title: President of the General Partner and
    Principal Executive Officer of Inland Land Appreciation Fund II, L.P
    Date: November 12, 2002

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this quarterly report on Form 10-Q of Inland Land Appreciation Fund II, L.P.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of Inland Land Appreciation Fund II, L.P.

Date: November 12, 2002