Form 10-K
period 2002-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2003-03-26
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)          __ Yes           X  No

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units ("units") at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units have been admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2002, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners may, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As of December 31, 2002, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,362 acres of the approximately 4,530 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We had no employees during 2002.

Our general partner and its affiliates provide services to us. Our general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner performs marketing and advertising services for us and is reimbursed for direct costs. An affiliate of the general partner performs property upgrades, rezoning, annexation and other activities to prepare our parcels for sale and is reimbursed for salaries and direct costs.

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 1, McHenry County, Illinois	372.7590	04/25/90

Parcel 2, Kendall County, Illinois	41.1180	07/06/90

Parcel 3, Kendall County, Illinois	120.8170	11/06/90

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 4, Kendall County, Illinois	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	02/28/91
	(189.0468	sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	04/16/91
	(.2580	sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	04/22/91
	(12.6506	sold various 1997)
	(15.7041	sold various 1998)
	(19.6296	sold various 1999)
	(8.7251	sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	06/14/91
	(.8700	sold 04/03/96)
	(63.000	sold 01/23/01)

Parcel 9, Will County, Illinois	9.8670	08/13/91
	(9.8670	*09/16/02)

Parcel 10, Will County, Illinois	150.6600	08/20/91

Parcel 11, Will County, Illinois	138.4470	08/20/91
	(138.4470	sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	08/20/91
	(44.7320	*09/16/02)

Parcel 13, Will County, Illinois	6.3420	09/23/91
	(6.3420	sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	09/03/91
	(15.3920	sold 04/16/01)
	(11.1749	sold various 2002)

Parcel 15, Kendall County, Illinois	100.3640	09/04/91
	(5.0000	sold 09/01/93)
	(11.0000	sold 12/01/94)
	(84.3640	sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	09/13/91
	(168.9050	sold 08/03/01)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 17, Kendall County, Illinois	3.4620	10/30/91
	(2.1130	sold 03/06/01)
	(1.3490	sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	11/07/91

Parcel 19, Kane County, Illinois	436.2360	12/13/91
	(436.2360	sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	01/31/92
	(21.1380	sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	05/26/92
	(1.0000	sold 03/16/99)

Parcel 22, Kendall County, Illinois	391.9590	10/30/92
	(10.0000	sold 01/06/94)
	(5.5380	sold 01/05/96)
	(2.4000	sold 07/27/99)
	(73.3950	sold various 2001)
	(136.0000	sold 08/14/02)

Parcel 23, Kendall County, Illinois	133.4750	10/30/92
	(.2676	sold 03/16/93)
	(11.5250	donated 07/16/93)
	(44.0700	sold various 1995)
	(8.2500	sold various 1996)
	(2.6100	sold various 1997)
	(10.6624	sold various 1998)
	(5.8752	sold various 1999)
	(49.0120	sold various 2000)
	(.2028	sold various 2001)
	(1.0000	sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	01/21/93
	(4.3140	sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	01/28/93
	(656.6870	sold 10/31/95)

	Gross Acres	Purchase/Sales
Parcel & Location	Purchased/Sold	Date

Parcel 26, Kane County, Illinois	89.5110	03/10/93
	(2.1080	sold 12/03/99)
	(34.2550	sold various 2000)
	(7.8000	sold various 2001)
	(29.1200	sold various 2002)

Parcel 27, Kendall County, Illinois	83.5250	03/11/93

Parcel 28, Kendall County, Illinois	50.0000	*09/16/02

* On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

The general partner anticipates that land purchased by us will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other activities.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2002.

Part II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 2002, there were 4,605 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we have established a unit repurchase program, funds for the repurchase of units are limited. Units will be repurchased from limited partners at a price equal to 100% of their original capital as reduced by distributions from net sale proceeds. As of December 31, 2002, we had approximately $266,000 available for the repurchase of units.

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2002, 2001, 2000, 1999 and 1998

(not covered by Independent Auditors' Report)

	2002	2001	2000	1999	1998

Total assets	$41,787,000	46,018,596	38,941,198	40,377,846	40,923,656

Total income	$12,197,992	20,993,953	4,921,125	6,065,501	6,260,631

Net income	$6,333,833	13,666,351	903,164	1,428,038	2,115,321

Net income allocated to the one general partner unit	$1,244,813	1,221,246	318,167	939	167,690

Net income allocated per limited partnership unit (b)	$101.64	248.54	11.68	28.48	38.84

Distributions per limited partnership unit from sales (b)(c)	$174.83	299.56	39.93	39.04	99.71

Weighted average limited partnership units	50,068	50,073	50,086	50,105	50,144

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.
    The net income per unit and distributions per unit data is based upon the weighted average number of units outstanding.
    Distributions from sales represent a return of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward looking statements. These factors include, among other things, the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; adverse changes in real estate, financing and general economic or local conditions; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Liquidity and Capital Resources

On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, with total sales of 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted to the partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2002, we have had multiple sales and exchange transactions through which it has disposed of the buildings and approximately 2,362 acres of the approximately 4,530 acres originally owned. As of December 31, 2002, cumulative distributions have totaled $39,546,333 to the limited partners and $3,036,067 to the general partner. Of the $39,546,333 distributed to the limited partners, $38,825,333 was net sales proceeds (which represents a return of original capital) and $721,000 was from operations. As of December 31, 2002, we have used $18,884,693 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2002, we own, in whole or in part, sixteen parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 2002, we had cash and cash equivalents of $2,247,179, of which approximately $266,000 is reserved for the repurchase of units through the unit repurchase program. The remaining $1,981,179 is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels. We have increased our parcel sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in the planning stage and sites are being marketed to potential buyers. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of approximately 19 acres was completed in 2001 and an additional 12 acres were sold in 2002. Marketing of the balance of these parcels continues. As of December 31, 2002, we have sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 165 lots under contract for sale. As of December 31, 2002, 134 of the 165 lots have already closed (see Note 4 of the Notes to Financial Statements). Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3, 4 and 27. Final planning is in for approval on Parcel 18 and marketing has begun.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $14,204 and $8,075 was unpaid as of December 31, 2002 and 2001, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped parcels annually, limited to a cumulative total over our life to 2% of the parcel's original cost to us. As of September 30, 2000, we had met this limit. Such fees of $52,499 had been incurred and paid for the year ended December 31, 2000 and are included in land operating expenses to affiliates.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $23,495, $44,584 and $17,815 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2002, 2001 and 2000, respectively, of which $15,165 was unpaid at December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties.

Results of Operations

Income from the sale of investment properties of $10,950,654 and cost of investment properties sold of $4,420,813 for the year ended December 31, 2002 is the result of the sale of approximately 12 acres of Parcels 14 and 17, 136 acres of Parcel 22, the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of additional lots of the Bliss Woods subdivision (Parcel 26). Income from the sale of investment properties of $18,908,687 and cost of investment properties sold of $6,855,145 recorded for the year ended December 31, 2001 is the result of the sale of approximately 960 acres, including additional lots at the Sugar Grove parcel (Parcel 26), the sale of 63 acres of Parcel 8, 73 acres of Parcel 22, 168 acres of Parcel 16, and 19 acres of Parcels 14 and 24. Income from the sale of investment properties of $4,250,494 and cost of investment properties sold of $3,586,359 for the year ended December 31, 2000 is the result of the sale of approximately 92 acres, including twenty lots at the Olde Mill Ponds on Boone Creek subdivision (Parcel 7) and the sale of additional lots at the Ponds at Mill Race Creek subdivision (Parcel 23) and at the Sugar Grove parcel (Parcel 26).

In addition, for the year ended December 31, 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2002, we owned sixteen parcels of land consisting of approximately 2,167 acres. Of the approximately 2,167 acres owned, 1,636 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income decreased from $390,763 in 2000 to $222,256 in 2001 and $201,262 in 2002, due to a decrease in the tillable acres due to sales.

Interest income increased from $268,980 in 2000 to $956,936 in 2001 and $1,036,484 in 2002, due primarily to the interest income earned on sales proceeds received prior to distribution and interest income earned on the new mortgage loan receivable we received from the sale of Parcels 5 and 19.

The other income recorded for the year ended December 31, 2001, is the result of our receiving non-refundable deposits on land sales which did not occur.

Professional services to affiliates decreased from $82,195 for the year ended December 31, 2001 to $62,728 for the year ended December 31, 2002, due to a decrease in legal services. Professional services to affiliates increased from $56,260 for the year ended December 21, 2000 to $82,195 for the years ended December 31, 2001, due to an increase in legal fees.

General and administrative expenses to affiliates decreased from $23,467 for the year ended December 31, 2000 to $20,306 for the year ended December 31, 2001 and $17,394 for the year ended December 31, 2002, due primarily to a decrease in investor services. General and administrative expenses to non-affiliates increased from $26,359 for the year ended December 31, 2001 to $136,500 for the year ended December 31, 2002, due to an increase in the Illinois Replacement Tax as a result of land sales in 2001. General and administrative expenses to non-affiliates decreased from $30,333 for the year ended December 31, 2000 to $26,359 for the year ended December 31, 2001, due primarily to a decrease in printing expense.

Marketing expenses to non-affiliates increased from $52,239 for the year ended December 31, to $151,090 for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to an increase in advertising and travel expenses relating to sale of parcels. Marketing expenses to affiliates and non-affiliates increased for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to an increase in advertising and travel expenses relating to marketing the parcels for sale.

Land operating expenses to affiliates decreased from $52,499 in 2000 to $0 in 2001 and 2002, because as of September 30, 2000, we had met the limit on asset management fees payable and no longer incurred this expense. Land operating expenses to non-affiliates increased from $180,385 for the year ended December 31, 2000 to $209,309 for the year ended December 31, 2001, due to an increase in grounds maintenance expenses which was partially offset by a decrease in real estate tax expense.

We determined that the maximum value of Parcel 15 could be realized if the parcel was developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcel to a third party developer whereby a significant portion of the sales price was represented by a note receivable from the buyer. This transaction was deemed an installment sale. The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of December 31, 2002, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2002, 2001 and 2000.
	12/31/02	09/30/02	06/30/02	03/31/02

Total income	$2,021,492	8,165,770	985,140	1,025,590
Net income (loss)	932,180	5,568,702	303,882	(470,931)

Net income (loss) per common units, basic and diluted	18.62	111.22	6.07	(9.41)

	12/31/01	09/30/01	06/30/01	03/31/01

Total income	$1,336,061	4,210,207	3,923,627	11,524,058
Net income	592,054	2,368,240	1,820,772	8,885,285

Net income per common units, basic and diluted	11.82	47.30	36.36	177.45

	12/31/00	09/30/00	06/30/00	03/31/00

Total income	$1,334,944	528,903	1,732,859	1,324,419
Net income	295,110	72,507	252,960	282,587

Net income per common units, basic and diluted	5.89	1.45	5.05	5.64

Inflation

Inflation in future periods may cause capital appreciation of our investments in land. Rental income levels (from leases to new tenants or renewals of existing tenants) will rise and fall in accordance with normal agricultural market conditions and may or may not be affected by inflation. To date, our operations have not been significantly affected by inflation.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

January 30, 2003

Chicago, Illinois

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Current assets:
Cash and cash equivalents (Note 1)	$2,247,179	2,185,530
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at December 31, 2002) (Note 6)	949,100	971,627
Other current assets	-	12,005

Total current assets	3,196,279	3,169,162

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at December 31, 2002) (Note 6)	16,000,000	17,409,878
Investment properties (including acquisition fees paid to Affiliates of $1,021,860 and $1,154,729 at December 31, 2002 and 2001, respectively) (Notes 1, 3 and 4):
Land and improvements	22,590,721	25,439,556

Total assets	$41,787,000	46,018,596

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2002 and 2001

Liabilities and Partners' Capital

	2002	2001

Current liabilities:
Accounts payable	$194,111	365,653
Accrued real estate taxes	155,949	69,146
Due to Affiliates (Note 3)	29,369	8,075
Unearned income	316,858	96,688

Total current liabilities	696,287	539,562

Deferred gain on sale of investment properties (Note 6)	9,354,211	10,075,165

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,402,309	2,157,496
Cumulative cash distributions	(3,036,067)	(1,789,294)

	366,742	368,702
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 and 50,070 Units outstanding at December 31, 2002 and 2001, respectively (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,561,109
Cumulative net income	28,356,184	23,267,164
Cumulative cash distributions	(39,546,333)	(30,793,106)

	31,369,760	35,035,167

Total Partners' capital	31,736,502	35,403,869

Total liabilities and Partners' capital	$41,787,000	46,018,596

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Income:
Sale of investment properties (Notes 1 and 3)	$10,950,654	18,908,687	4,250,494
Recognition of deferred gain on sale of investment properties (Note 6)	-	875,924	10,888
Rental income (Note 5)	201,262	222,256	390,763
Interest income	1,036,484	956,936	268,980
Other income	9,592	30,150	-

	12,197,992	20,993,953	4,921,125

Expenses:
Cost of investment properties sold	4,420,813	6,855,145	3,586,359
Professional services to Affiliates	62,728	82,195	56,260
Professional services to non-affiliates	39,377	36,689	32,403
General and administrative expenses to Affiliates	17,394	20,306	23,467
General and administrative expenses to non-affiliates	136,500	26,359	30,333
Marketing expenses to Affiliates	23,495	44,584	17,815
Marketing expenses to non-affiliates	151,090	52,239	35,337
Land operating expenses to Affiliates	-	-	52,499
Land operating expenses to non-affiliates	215,126	209,309	180,385
Depreciation	-	776	3,103
Bad debt expense	797,636	-	-

	5,864,159	7,327,602	4,017,961

Net income	$6,333,833	13,666,351	903,164

Net income allocated to (Note 2):
General Partner	$1,244,813	1,221,246	318,167
Limited Partners	5,089,020	12,445,105	584,997

Net income	$6,333,833	13,666,351	903,164

Net income allocated to the one General Partner Unit	$1,244,813	1,221,246	318,167

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068, 50,073, and 50,086 for the years ended December 31, 2002, 2001 and 2000, respectively)	$101.64	248.54	11.68

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2002, 2001 and 2000

	General	Limited
	Partner	Partners	Total

Balance January 1, 2000	$359,052	39,018,095	39,377,147

Repurchase of Limited Partnership Units	-	(11,830)	(11,830)
Distributions to Partners ($39.93 per weighted average Limited Partnership Units of 50,086) (Note 2)	(315,886)	(2,000,000)	(2,315,886)
Net income (Note 2)	318,167	584,997	903,164

Balance December 31, 2000	361,333	37,591,262	37,952,595

Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Distributions to Partners ($299.56 per weighted average Limited Partnership Units of 50,073) (Note 2)	(1,213,877)	(15,000,000)	(16,213,877)
Net income (Note 2)	1,221,246	12,445,105	13,666,351

Balance December 31, 2001	368,702	35,035,167	35,403,869

Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Distributions to Partners ($174.83 per weighted average Limited Partnership Units of 50,068) (Note 2)	(1,246,773)	(8,753,227)	(10,000,000)
Net income (Note 2)	1,244,813	5,089,020	6,333,833

Balance December 31, 2002	$366,742	31,369,760	31,736,502

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$6,333,833	13,666,351	903,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	776	3,103
Gain on sale of investment properties	(6,529,841)	(12,053,542)	(664,135)
Recognition of deferred gain on sale of investment properties	-	(875,924)	(10,888)
Bad debt expense	797,636	-	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(314,185)	(708,545)	(133,813)
Other current assets	12,005	(9,512)	(357)
Accounts payable	(171,542)	365,349	(38,256)
Accrued real estate taxes	86,803	(42,719)	4,319
Due to Affiliates	21,294	(16,184)	(30,318)
Unearned income	220,170	(8,033)	63,047

Net cash provided by operating activities	456,173	318,017	95,866

Cash flows from investing activities:
Principal payments on mortgage loans receivable	228,000	1,500,000	17,565
Additions to investment properties	(1,571,978)	(4,088,168)	(745,361)
Proceeds from sale of investment properties	10,950,654	18,908,687	4,250,494

Net cash provided by investing activities	9,606,676	16,320,519	3,522,698

Cash flows from financing activities:
Repurchase of Limited Partnership Units	(1,200)	(1,200)	(11,830)
Cash distributions	(10,000,000)	(16,213,877)	(2,315,886)

Net cash used in financing activities	(10,001,200)	(16,215,077)	(2,327,716)

Net increase in cash and cash equivalents	61,649	423,459	1,290,848
Cash and cash equivalents at beginning of year	2,185,530	1,762,071	471,223

Cash and cash equivalents at end of year	$2,247,179	2,185,530	1,762,071

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Supplemental schedule of non-cash investing activities:

Mortgage loan receivable funding	$-	(17,473,500)	-
Reduction of investment properties	4,420,813	14,125,010	3,586,359
Deferred gain on sale of investment properties	-	9,327,711	-
Gain on sale of investment properties	6,529,841	12,929,466	664,135

Proceeds from sale of investment properties	$10,950,654	18,908,687	4,250,494

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2002, 2001 and 2000

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2002, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

The Partnership recognizes income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate".

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001, the Partnership had not recognized any such impairment losses under SFAS 121.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for the Partnership beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

A presentation of information about operating segments as required in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

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

The Partnership records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

2002 2001
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$41,787,000	49,319,439	46,018,596	53,551,037

Partners' capital:
General Partner	366,742	191,459	368,702	200,897
Limited Partners	31,369,760	39,077,484	35,035,167	42,735,413

Net income:
General Partner	1,244,813	1,253,530	1,221,246	1,222,101
Limited Partners	5,089,020	5,080,303	12,445,105	12,437,563

Net income per Limited Partnership Unit	101.64	101.47	248.54	248.39

The net income per Unit is based upon the weighted average number of Units of 50,068 and 50,073 during 2002 and 2001, respectively.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $14,204 and $8,075 was unpaid as of December 31, 2002 and 2001, respectively.

The General Partner is entitled to receive Asset Management Fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% of the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit. Such fees of $52,499 had been incurred and paid for the year ended December 31, 2000 and are included in land operating expenses to Affiliates.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $23,495, $44,584 and $17,815 have been incurred and paid and are included in marketing expenses to Affiliates for the years ended December 31, 2002, 2001 and 2000, respectively, of which $15,165 was unpaid at December 31, 2002.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	608,589	-	2,836,954	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	14,968	-	608,496	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	118,877	-	1,827,534	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	114,052	-	1,633,915	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	29,412	4,457	1,000,495	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	36,202	744,933	3,050,244	-
		(.870)	04/03/96
		(63.000)	01/23/01

9 (d)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	17,843	-	1,973,892	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (d)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

13	Will	6.342	09/23/91	$139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,249,721	1,296,098	909,893	818,353
		(15.392)	04/16/01
		(11.1749)	Var 2002

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,125	570,461	-	213,752
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	386,465	-	1,604,956	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,398,142	1,250,469	1,941,614	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	14,147	18,798	269,193	-
		(1.000)	03/16/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

22	Kendall	391.959	10/30/92	$3,870,000	283,186	4,153,186	1,737,757	3,900,101	1,990,842	5,166,004
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	(14,082)
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/02	Recognized

26	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	4,241,998	4,412,400	1,100,465	345,814
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	62,736	-	1,102,056	-

28 (d)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	55,736	-	740,172	-

				$38,810,025	2,504,276	41,314,301	18,884,693	37,608,273	22,590,721	6,529,841

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.
  Included in the purchase of Parcel 24 was a 2,400 square foot office building.
  Parcel 23, annexed and zoned to Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of December 31, 2002, all of the 243 single-family lots.
  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

  Reconciliation of investment properties owned:

	2002	2001

Balance at January 1,	$25,439,556	35,501,867
Additions during year	1,571,978	4,088,168
Sales during year	(4,420,813)	(14,150,479)

Balance at December 31,	$22,590,721	25,439,556
  Reconciliation of accumulated depreciation:

	2002	2001

Balance at January 1,	$-	24,693
Sales during year	-	(25,469)
Depreciation expense	-	776

Balance at December 31,	$-	-

  The aggregate cost of investment properties owned at December 31, 2002 for Federal income tax purposes was approximately $22,590,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2002, the Partnership had leases of generally one year in duration, for approximately 1,636 acres of the approximately 2,167 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $15,989,000 and $17,458,000, at December 31, 2002 and 2001, respectively.

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. The remaining deferred gain will be recognized as payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/02	12/31/01	12/31/02	12/31/02

5 & 19	07/01/11	6.00%	$16,000,000	15,973,500	870,197	9,354,211

15	07/31/05	9.00%	1,208,378	1,208,378	336,712	-

26	10/04/04	8.00%	-	228,000	-	-

			17,208,378	17,409,878	1,206,909	9,354,211

Less allowance for doubtful accounts			1,208,378	-	336,712	-

			$16,000,000	17,409,878	870,197	9,354,211

(7) Subsequent Events

In January 2003, the Partnership sold three additional lots of Parcel 26 for approximately $138,000 and recorded a gain of approximately $22,000.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement general partner for an additional 301 privately-owned real estate limited partnerships syndicated by affiliates. The general partner has responsibility for all aspects of our operations. The relationship of the general partner to its affiliates is described under the caption "Conflicts of Interest" at pages 11 to 13 of the prospectus, a copy of which description is hereby incorporated herein by reference.

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

    DANIEL L. GOODWIN (age 59) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

    ROBERT H. BAUM (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 58) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of ten persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $4 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 59) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 61) is President and Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President and Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 44) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 58) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 1998 she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.

Ms. Matlin is a graduate of the University of Illinois. She holds Series 7,22,24,39,63, and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 50) joined Inland in 1985. Ms. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. DelRosso also serves as President of the newly formed Inland Real Estate Exchange Corporation. In this capacity, she develops, implements and evaluates business plans for tenant-in-common and customized 1031 tax-deferred exchange replacement property offerings. Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 40) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions of net sale proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits or Losses" at page 39 of the prospectus, and at pages A-8 to A-9 of the partnership agreement, included as an exhibit to the prospectus, a copy of which descriptions is incorporated herein by reference.

We are permitted to engage in various transactions involving affiliates of our general, as described under the captions "Compensation and Fees" at pages 9-11 and "Conflicts of Interest" at pages 11-13 of the prospectus, and at pages A-11 through A-18 of the partnership agreement, included as an exhibit to the prospectus, a copy of which is incorporated herein by reference. The relationship of our general partner (and its directors and officers) to its affiliates is set forth above in Item 10.

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to the our administration. For the year ended December 31, 2002, such costs were $80,122, of which $14,204 was unpaid as of December 31, 2002.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to us of undeveloped land annually, limited to a cumulative total over the life of our partnership of 2% of the land's original cost to us. As of September 30, 2000, we had met this limit. No such fees were incurred for the year ended December 31, 2001.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2001, such costs were $23,495, of which $15,165 was unpaid at December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2002, we incurred $198,465 of such costs, all of which was paid as of December 31, 2002 and which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.
  The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	234 Units directly	Less than 1/2%

  No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

  All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

  There exists no arrangement, known us, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

Item 14: Controls and Procedures

Within 90 days prior to the filing date of this report, our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

  Reports on Form 8-K:

None

No annual report or proxy material for the year 2002 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 25, 2003

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 25, 2003

/s/	Kelly Tucek

By:	Kelly Tucek
Assistant Vice President
Date:	March 25, 2003

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 25, 2003

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 25, 2003

SECTION 302 CERTIFICATION

I, Brenda G. Gujral, President, certify that:

    I have reviewed this annual report on Form 10-K of Inland Land Appreciation Fund II, L.P.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    By: Inland Real Estate Investment Corporation

    General Partner

    /S/ Brenda G. Gujral

    Name: Brenda G. Gujral

    Title: President of the General Partner and

    Principal Executive Officer of Inland Land Appreciation Fund II, L.P

    Date: March 25, 2003

    Section 302 CERTIFICATION

    I, Kelly Tucek, Assistant Vice President, certify that:

    I have reviewed this annual report on Form 10-K of Inland Land Appreciation Fund II, L.P.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Inland Real Estate Investment Corporation

General Partner

/S/ Kelly Tucek____________________________________

Name: Kelly Tucek

Title: Assistant Vice President of the General Partner and

Principal Financial Officer of Inland Land Appreciation Fund II, L.P.

Date: March 25, 2003

I, Kelly Tucek, Assistant Vice President, certify that:

  I have reviewed this annual report on Form 10-K of Inland Land Appreciation Fund II, L.P.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  By: Inland Real Estate Investment Corporation

  General Partner

  /S/ Kelly Tucek____________________________________

  Name: Kelly Tucek

  Title: Assistant Vice President of the General Partner and

  Principal Financial Officer of Inland Land Appreciation Fund II, L.P.

  Date: March 25, 2003