Form 10-Q
period 2003-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2003-05-13
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)    Yes     No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$1,984,141	2,247,179
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at March 31, 2003 and December 31, 2002) (Note 5)	1,178,359	949,100

Total current assets	3,162,500	3,196,279

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at March 31, 2003 and December 31, 2002) (Note 5)	16,000,000	16,000,000
Investment properties (including acquisition fees paid to Affiliates of $1,021,860 at March 31, 2003 and December 31, 2002) (Note 3):
Land and improvements	22,754,258	22,590,721

Total assets	$41,916,758	41,787,000

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002

Current liabilities:
Accounts payable	$92,193	194,111
Accrued real estate taxes	187,524	155,949
Due to Affiliates (Note 2)	22,988	29,369
Unearned income	338,575	316,858

Total current liabilities	641,280	696,287

Deferred gain on sale of investment properties (Note 5)	9,354,211	9,354,211

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,403,453	3,402,309
Cumulative cash distributions	(3,036,067)	(3,036,067)

	367,886	366,742
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2003 and December 31, 2002, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	28,539,805	28,356,184
Cumulative cash distributions	(39,546,333)	(39,546,333)

	31,553,381	31,369,760

Total Partners' capital	31,921,267	31,736,502

Total liabilities and Partners' capital	$41,916,758	41,787,000

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Income:
Sale of investment properties (Note 3)	$378,597	725,658
Rental income (Note 4)	44,915	49,779
Interest income	245,564	249,288
Other income	-	865

	669,076	1,025,590

Expenses:
Cost of investment properties sold	308,274	643,299
Professional services to Affiliates	7,077	12,112
Professional services to non-affiliates	35,500	34,093
General and administrative expenses to Affiliates	10,773	6,056
General and administrative expenses to non-affiliates	57,985	88,729
Marketing expenses to Affiliates	8,442	5,980
Marketing expenses to non-affiliates	17,584	58,098
Land operating expenses to non-affiliates	38,676	58,896
Bad debt expense	-	589,258

	484,311	1,496,521

Net income (loss)	$184,765	(470,931)

Net income (loss) allocated to:
General Partner	$1,144	(5,533)
Limited Partners	183,621	(465,398)

Net income (loss)	$184,765	(470,931)

Net income (loss) allocated to the one General Partner Unit	$1,144	(5,533)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,067 and 50,069 for the three months ended March 31, 2003 and 2002, respectively)	$3.67	(9.30)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$184,765	(470,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment properties	(70,323)	(82,359)
Bad debt expense	-	589,257
Changes in assets and liabilities:
Accounts and accrued interest receivable	(229,259)	(251,556)
Other current assets	-	(3,481)
Accounts payable	(101,918)	(217,257)
Accrued real estate taxes	31,575	16,531
Due to Affiliates	(6,381)	13,634
Unearned income	21,717	31,299

Net cash used in operating activities	(169,824)	(374,863)

Cash flows from investing activities:
Additions to investment properties	(471,811)	(307,982)
Proceeds from sale of investment properties	378,597	725,658

Net cash provided by (used in) investing activities	(93,214)	417,676

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(1,200)

Net cash used in financing activities	-	(1,200)

Net increase (decrease) in cash and cash equivalents	(263,038)	41,613
Cash and cash equivalents at beginning of period	2,247,179	2,185,530

Cash and cash equivalents at end of period	$1,984,141	2,227,143

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2003
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a Registration under the Securities Act of 1933. The amended and restated limited partnership agreement (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the general partner. On October 24, 1991, the Partnership terminated its offering of units, after the Partnership had sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the Partnership. As of March 31, 2003, the Partnership has repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners may, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $2,071 and $14,204 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

The general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost to the Partnership of undeveloped land annually, limited to a cumulative total over the life of the Partnership of 2% to the land's original cost to the Partnership. As of September 30, 2000, the Partnership had met this limit.

An affiliate of the general partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $8,442 and $5,980 have been incurred for the three months ended March 31, 2003 and 2002, respectively, and are included in marketing expenses to affiliates, all of which were paid as of March 31, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $20,917 and $15,165 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	611,801	-	2,840,166	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	15,277	-	608,805	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	125,953	-	1,834,610	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	153,575	-	1,673,438	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	29,906	4,457	1,000,985	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	37,336	744,933	3,051,378	-
		(.870)	04/03/96
		(63.000)	01/23/01

9 (d)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	18,745	-	1,974,794	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (d)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3 Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized

13	Will	6.342	09/23/91	$139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,252,185	1,296,098	912,357	-
		(15.392)	04/16/01
		(11.1749)	Var 2002

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	419,116	-	1,637,607	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,401,601	1,250,469	1,945,073	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	14,740	18,798	269,786	-
		(1.000)	03/16/99

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized

22	Kendall	391.959	10/30/92	$3,870,000	283,186	4,153,186	1,740,309	3,900,101	1,993,394	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/03	Recognized

26	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	4,610,923	4,720,675	1,161,115	70,323
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(4.480)	Var 2003

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	71,258	-	1,110,578	-

28 (d)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	55,736	-	740,172	-

				$38,810,025	2,504,276	41,314,301	19,356,505	37,916,548	22,754,258	70,323

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(3)  Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

  Included in the purchase of Parcel 24 is a 2,400 square foot office building.

  Parcel 23, annexed and zoned in Oswego, Illinois as part of the Mill Race Creek subdivision, consists of two parts: a 28-acre multi-family portion and a 105-acre single-family portion. The Partnership sold the 28-acre multi-family portion on June 7, 1995 and as of June 30, 2002, the partnership had sold all of the 243 single-family lots to homebuilders.

  On September 16, 2002, the Partnership completed a tax free exchange of Parcels 9 and 12 for 50 acres in Kendall County.

  Reconciliation of investment properties and improvements owned:

	March 31,	December 31,
	2003	2002

Balance at January 1,	$22,590,721	25,439,556
Additions during period	471,811	1,571,978
Sales during period	(308,274)	(4,420,813)

Balance at end of period	$22,754,258	22,590,721

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,411 acres of the approximately 2,163 acres owned.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2003
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At March 31, 2003, the fair market value of the mortgage loans receivable approximated their carrying value.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	03/31/03	12/31/02	03/31/03	03/31/03

15	07/31/05	9.00%	$ 1,208,378	1,208,378	336,712	-

5 & 19	07/01/11	6.00%	16,000,000	16,000,000	1,093,472	9,354,211

			17,208,378	17,208,378	1,430,184	9,354,211

Less allowance for doubtful accounts			1,208,378	1,208,378	336,712	-

			$16,000,000	16,000,000	1,093,472	9,354,211

  Subsequent Events

In April 2003, the Partnership sold an additional lot of Parcel 26 for approximately $48,000 and recorded a gain of approximately $9,000.

In April 2003, the Partnership sold approximately 13 acres of Parcel 14 for approximately $680,000 and recorded a loss of approximately $18,000.

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

Liquidity and Capital Resources

On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we had sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of March 31, 2003, the Partnership has repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners may, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased three of the parcels during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of March 31, 2003, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,366 acres of the approximately 4,530 acres originally owned, or approximately 52%. As of March 31, 2003, cumulative distributions have totaled $39,546,333 to the limited partners and $3,036,067 to the general partner. Of the $39,546,333 distributed to the limited partners, $38,825,333 was net sales proceeds (which represents a return of original capital) and $721,000 was from operations. As of March 31, 2003, we have used $19,356,505 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2003, we own, in whole or in part, sixteen parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes, insurance and other miscellaneous property expenses.

At March 31, 2003, we had cash and cash equivalents of approximately $1,984,000, of which approximately $266,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $1,718,000 is available to be used for our costs and liabilities, cash distributions to partners and other costs and expenses associated with owning our land parcels. We have increased our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in the planning stage and sites are being marketed to potential buyers. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of approximately 19 acres was completed in 2001 and an additional 12 acres were sold in 2002. Marketing of the balance of these parcels continues. As of March 31, 2003, we have sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 165 lots under contract for sale. As of March 31, 2003, 142 of the 165 lots have already closed (see Note 3 of the Notes to Financial Statements). Parcel 20 has been granted rezoning, which will permit additional land to be used for development. We are in zoning and planning discussions with respect to Parcels 3, 4 and 27. We have completed our final planning on Parcel 18 and marketing has begun on this parcel.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $2,071 and $14,204 was unpaid as of March 31, 2003 and December 31, 2002, respectively.

Our general partner is entitled to receive asset management fees equal to one-quarter of 1% of the original cost of our undeveloped land annually, limited to a cumulative total over the life of our partnership to 2% of the land's original cost. As of September 30, 2000, we had met this limit.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $8,442 and $5,980 have been incurred for the three months ended March 31, 2003 and 2002, respectively, and are included in marketing expenses to affiliates, all of which was paid as of March 31, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual costs, the affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $20,917 and $15,165 was unpaid as of March 31, 2003 and December 31, 2002.

Results of Operations

As a result of the sale of additional lots of the Bliss Woods subdivision (Parcel 26), income from the sale of investment properties was $378,597 and the cost of investment properties sold was $308,274, for the three months ended March 31, 2003. As a result of the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of additional lots of the Bliss Woods subdivision (Parcel 26), income from the sale of investment properties was $725,658 and the cost of investment properties sold was $643,299, for the three months ended March 31, 2002.

As of March 31, 2003, we owned fifteen parcels of land consisting of approximately 2,163 acres. Of the approximately 2,163 acres owned, 1,411 acres, or approximately 65%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses for all parcels. Rental income was $44,915 and $49,779 for the three months ended March 31, 2003 and 2002, respectively. This decrease is due to the sales activity, which results in a decrease in the parcels being farmed.

General and administrative expenses to non-affiliates were $57,985 and $88,729 for the three months ended March 31, 2003 and 2002. This decrease is due to a decrease in the Illinois replacement tax as a result of land sales in 2002.

Marketing expenses to non-affiliates were $17,584 and $58,098 for the three months ended March 31, 2003 and 2002. This decrease is due to a decrease in advertising and travel expenses relating to marketing the parcels for sale.

Land operating expenses to non-affiliates were $38,676 and $58,896 for the three months ended March 31, 2003 and 2002. This decrease is due primarily to a decrease in grounds maintenance expense.

We determined that the maximum value of Parcel 15 could be realized if the parcel was developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcel to a third party developer whereby a significant portion of the sales price was represented by a note receivable from the buyer. This transaction was deemed an installment sale. The velocity of the developer's individual home sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of March 31, 2003, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 12, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	May 12, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003