Form 10-Q
period 2003-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2003-08-13
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(unaudited)

Assets
	2003	2002
Current assets:
Cash and cash equivalents	$4,633,334	2,247,179
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at June 30, 2003 and December 31, 2002) (Note 5)	1,347,198	949,100

Total current assets	5,980,532	3,196,279

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at June 30, 2003 and December 31, 2002) (Note 5)	16,000,000	16,000,000
Investment properties (including acquisition fees paid to Affiliates of $980,768 and $1,021,860 at June 30, 2003 and December 31, 2002, respectively) (Note 3):
Land and improvements	21,401,824	22,590,721

Total assets	$43,382,356	41,787,000

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2003 and December 31, 2002
(unaudited)

Liabilities and Partners' Capital
	2003	2002

Current liabilities:
Accounts payable	$28,468	194,111
Accrued real estate taxes	100,761	155,949
Due to Affiliates (Note 2)	6,651	29,369
Unearned income	408,557	316,858

Total current liabilities	544,437	696,287

Deferred gain on sale of investment properties (Note 5)	9,354,211	9,354,211

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,405,798	3,402,309
Cumulative cash distributions	(3,036,067)	(3,036,067)

	370,231	366,742
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2003 and December 31, 2002, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	30,099,901	28,356,184
Cumulative cash distributions	(39,546,333)	(39,546,333)

	33,113,477	31,369,760

Total Partners' capital	33,483,708	31,736,502

Total liabilities and Partners' capital	$43,382,356	41,787,000

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income:
Sale of investment properties (Note 3)	$2,998,011	679,976	3,376,608	1,405,634
Rental income (Note 4)	45,416	52,532	90,331	102,311
Interest income	250,927	252,632	496,491	501,920
Other income	-	-	-	865

	3,294,354	985,140	3,963,430	2,010,730

Expenses:
Cost of investment properties sold	1,516,063	570,910	1,824,337	1,214,209
Professional services to Affiliates	10,889	17,178	17,966	29,290
Professional services to non-affiliates	3,405	2,009	38,905	36,103
General and administrative expenses to Affiliates	9,583	3,357	20,356	9,413
General and administrative expenses to non-affiliates	7,866	18,008	65,851	106,737
Marketing expenses to Affiliates	3,851	3,970	12,293	9,950
Marketing expenses to non-affiliates	14,753	32,852	32,337	90,950
Land operating expenses to non-affiliates	11,503	32,974	50,179	91,870
Bad debt expense	-	-	-	589,257
Impairment loss on land	154,000	-	154,000	-

	1,731,913	681,258	2,216,224	2,177,779

Net income (loss)	$1,562,441	303,882	1,747,206	(167,049)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2003 and 2002
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) allocated to:
General Partner	$2,345	1,948	3,489	(3,585)
Limited Partners	1,560,096	301,934	1,743,717	(163,464)

Net income	$1,562,441	303,882	1,747,206	(167,049)

Net income (loss) allocated to the one General Partner Unit	$2,345	1,948	3,489	(3,585)

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2003 and 2002)	$31.16	6.03	34.83	(3.26)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,747,206	(167,049)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of investment properties	(1,552,271)	(191,425)
Recognition of deferred gain on sale of investment properties	-	(747,455)
Bad debt expense	-	1,336,712
Impairment loss on land	154,000	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(398,098)	(479,305)
Other current assets	-	10,563
Accounts payable	(165,643)	(318,233)
Accrued real estate taxes	(55,188)	96,108
Due to Affiliates	(22,718)	1,675
Unearned income	91,699	(11,458)

Net cash used in operating activities	(201,013)	(469,867)

Cash flows from investing activities:
Additions to investment properties	(789,440)	(795,628)
Proceeds from sale of investment properties	3,376,608	1,405,634

Net cash provided by investing activities	2,587,168	610,006

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(1,200)

Net cash used in financing activities	-	(1,200)

Net increase in cash and cash equivalents	2,386,155	138,939
Cash and cash equivalents at beginning of period	2,247,179	2,185,530

Cash and cash equivalents at end of period	$4,633,334	2,324,469

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2003
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

(1)  Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The amended and restated limited partnership agreement (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the general partner. On October 24, 1991, the Partnership terminated its offering of units, after the Partnership had sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the Partnership. As of June 30, 2003, the Partnership has repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners may, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

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

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(2)  Transactions with Affiliates

The general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,651 and $14,204 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of the general partner performed sales marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $12,293 and $9,950 have been incurred for the six months ended June 30, 2003 and 2002, respectively, and are included in marketing expenses to affiliates, all of which were paid as of June 30, 2003 and December 31, 2002.

An affiliate of the general partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $15,165 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	615,269	-	2,843,634	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	15,633	-	609,161	-

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	127,939	-	1,836,596	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	294,235	-	1,814,098	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	30,144	4,457	1,001,223	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	37,574	744,933	3,051,616	-
		(.870)	04/03/96
		(63.000)	01/23/01

9 (d)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	19,458	-	1,975,507	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (d)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3 Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized

13	Will	6.342	09/23/91	$139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,254,298	1,994,404	216,164	(18,245)
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	490,576	-	1,709,067	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,403,382	1,250,469	1,946,854	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	14,835	18,798	269,881	-
		(1.000)	03/16/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized

22	Kendall	391.959	10/30/92	$3,870,000	283,186	4,153,186	1,741,828	4,315,259	1,579,755	1,566,620
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/03	Recognized

26 (e)	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	4,548,366	5,123,273	695,960	3,896
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(7.9500)	Var 2003

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	72,816	-	1,112,136	-

28 (d)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	55,736	-	740,172	-

				$38,810,025	2,504,276	41,314,301	19,520,133	39,432,610	21,401,824	1,552,271

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
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
  As of June 30, 2003, the Partnership has recorded a $154,000 impairment loss on land relating to Parcel 26. The remaining cost of Parcel 26 exceeded the projected sales proceeds on the remaining lots and accordingly, the Partnership has recorded the impairment loss to reduce the remaining cost of Parcel 26 to the projected sales proceeds. As of June 30, 2003, the total gain recorded, net of the impairment loss, from the sales of Parcel 26 lots is approximately $960,000.
  Reconciliation of investment properties and improvements owned:

	June 30,	December 31,
	2003	2002

Balance at January 1,	$22,590,721	25,439,556
Additions during period	789,440	1,571,978
Sales during period	(1,794,337)	(4,420,813)

Balance at end of period	$21,585,824	22,590,721

(4)  Farm Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2003, the Partnership had farm leases of generally one year in duration, for approximately 1,411 acres of the approximately 2,109 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2003
(unaudited)

(5)  Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. At June 30, 2003, the fair market value of the mortgage loans receivable approximated their carrying value.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/03	12/31/02	06/30/03	06/30/03

15	07/31/05	9.00%	$ 1,208,378	1,208,378	336,712	-

5 & 19	07/01/11	6.00%	16,000,000	16,000,000	1,275,634	9,354,211

			17,208,378	17,208,378	1,612,346	9,354,211

Less allowance for doubtful accounts			1,208,378	1,208,378	336,712	-

			$16,000,000	16,000,000	1,275,634	9,354,211

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide stockholders with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors such as projected capital expenditures and sales prices. The aforementioned factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loans Receivable - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, we conduct an impairment analysis to ensure that the carrying value of each mortgage loan receivable does not exceed its estimated fair value. If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

In determining the value of mortgage loans receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate.

Liquidity and Capital Resources

On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we had sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units have been admitted as limited partners to the partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of June 30, 2003, we repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners may, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. We purchased three of the parcels during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of June 30, 2003, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,421 acres of the approximately 4,530 acres originally owned, or approximately 53%. As of June 30, 2003, cumulative distributions have totaled $39,546,333 to the limited partners and $3,036,067 to the general partner. Of the $39,546,333 distributed to the limited partners, $38,825,333 was net sales proceeds (which represents a return of original capital) and $721,000 was from operations. As of June 30, 2003, we have used $19,520,133 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2003, we own, in whole or in part, fifteen parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes, insurance and other miscellaneous property expenses.

At June 30, 2003, we had cash and cash equivalents of approximately $4,633,000, of which approximately $266,000 is reserved for the repurchase of units through the unit repurchase program. The remaining approximately $4,367,000 is available to be used for our costs and liabilities, cash distributions to partners and other costs and expenses associated with owning our land parcels. We have increased our land sales effort in anticipation of rising land values.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on a majority of our land investments. Parcel 1, annexed to the Village of Huntley and zoned for residential and commercial development has improvements in the planning stage and sites are being marketed to potential buyers. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses in 1999 and a sale of approximately 19 acres was completed in 2001 and an additional 12 acres were sold in 2002. Marketing of the balance of these parcels continues. As of March 31, 2003, we have sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 is under development for single-family homes with all 165 lots under contract for sale. As of June 30, 2003, 149 of the 165 lots have already closed (see Note 3 of the Notes to Financial Statements). Parcel 20 has been granted rezoning, which will permit additional land to be used for development. We are in zoning and planning discussions with respect to Parcels 3, 4 and 27. We have completed our final planning on Parcel 18 and marketing has begun on this parcel.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs are included in professional services and general and administrative expenses to affiliates, of which $6,651 and $14,204 was unpaid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of our general partner performed sales marketing and advertising services for us and was reimbursed for direct costs. Such costs of $12,293 and $9,950 have been incurred for the six months ended June 30, 2003 and 2002, respectively, and are included in marketing expenses to affiliates, all of which was paid as of June 30, 2003 and December 31, 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. As we paid the affiliate its actual costs, the affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $0 and $15,165 was unpaid as of June 30, 2003 and December 31, 2002.

Results of Operations

As a result of the sale of approximately 14 acres of Parcel 14, approximately 34 acres of Parcel 22 and additional lots of the Bliss Woods subdivision (Parcel 26), income from the sale of investment properties was $3,376,608 and the cost of investment properties sold was $1,824,337, for the six months ended June 30, 2003. As a result of the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of additional lots of the Bliss Woods subdivision (Parcel 26), income from the sale of investment properties was $1,405,634 and the cost of investment properties sold was $1,214,209, for the six months ended June 30, 2002.

As of June 30, 2003, we owned fifteen parcels of land consisting of approximately 2,109 acres. Of the approximately 2,109 acres owned, 1,411 acres, or approximately 67%, were tillable and leased to local farmers and were generating sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses for all parcels. Rental income was $90,331 and $102,311 for the six months ended June 30, 2003 and 2002, respectively. This decrease is due to the sales activity, which results in a decrease in the parcels being farmed.

As of June 30, 2003, we have recorded a $154,000 impairment loss on land relating to Parcel 26. The remaining cost of Parcel 26 exceeded the projected sales proceeds on the remaining lots and accordingly, we have recorded the impairment loss to reduce the remaining cost of Parcel 26 to the projected sales proceeds. As of June 30, 2003, the total gain recorded, net of the impairment loss, from the sales of Parcel 26 lots is approximately $960,000.

Professional services to affiliates were $17,966 and $29,290 for the six months ended June 20, 2003 and 2002, respectively. This decrease was due to a decrease in legal services required by the partnership.

General and administrative expenses to affiliates were $20,356 and $9,413 for the six months ended June 30, 2003 and 2002, respectively. This increase was due to increases in mortgage servicing fees, postage and investor services expenses.

General and administrative expenses to non-affiliates were $65,851 and $106,767 for the six months ended June 30, 2003 and 2002. This decrease is due to a decrease in the Illinois replacement tax as a result of land sales in 2002.

Marketing expenses to non-affiliates were $32,337 and $90,950 for the six months ended June 30, 2003 and 2002. This decrease is due to a decrease in advertising and travel expenses relating to marketing the parcels for sale.

Land operating expenses to non-affiliates were $50,179 and $91,870 for the six months ended June 30, 2003 and 2002. This decrease is due primarily to decreases in real estate tax and grounds maintenance expense.

We determined that the maximum value of Parcel 15 could be realized if the parcel was developed and sold as individual lots. However, if we developed and sold individual lots directly to buyers, we could be deemed a dealer of real estate and our limited partners could be subject to unrelated business taxable income. Therefore, we sold the parcel to a third party developer whereby a significant portion of the sales price was represented by a note receivable from the buyer. This transaction was deemed an installment sale. The velocity of the developer's individual home sales was slower than the developer originally projected and consequently, the developer's carrying costs were higher. As a result of the development's financial difficulties, the net sale proceeds available to us are lower than projected. As of June 30, 2003, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

Not Applicable.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, the General Partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
     31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     32.1 Section 1350 Certification by Chief Executive Officer
     32.2 Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2003

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 11, 2003

/S/ KELLY TUCEK

By:	Kelly Tucek
Assistant Vice President and
Principal Financial Officer
Date:	August 11, 2003