Form 10-Q/A
period 2003-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2004-03-29
CIK 853496

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2003 and 2002
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Income:
Sale of investment properties (Note 3)	$271,605	7,889,614	3,648,213	9,295,248
Rental income (Note 4)	45,913	51,739	136,244	154,050
Interest income	262,951	215,690	759,442	717,610
Other income	875	8,727	875	9,592

	581,344	8,165,770	4,544,774	10,176,500

Expenses:
Cost of investment properties sold	287,362	2,422,723	2,111,699	3,636,932
Professional services to Affiliates	9,189	16,070	27,155	45,360
Professional services to non-affiliates	3,818	3,000	42,723	39,103
General and administrative expenses to Affiliates	3,426	3,004	23,782	12,417
General and administrative expenses to non-affiliates	7,797	24,811	73,648	131,548
Marketing expenses to Affiliates	7,664	6,574	19,957	16,524
Marketing expenses to non-affiliates	24,823	38,004	57,160	128,954
Land operating expenses to non-affiliates	626	82,882	50,805	174,752
Depreciation	-	-	-	-
Bad debt expense	-	-	-	589,257
Impairment loss on land	407,359	-	561,359	-

	752,064	2,597,068	2,968,288	4,774,847

Net income (loss)	$(170,720)	5,568,702	1,576,486	5,401,653

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