Form 10-K
period 2003-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2004-03-30
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2003, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners may, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2003, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,427 acres of the approximately 4,530 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development with improvements in the planning stage. This parcel was sold in 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February, 2004 the remaining 1.2 acres of Parcel 14 was sold. As of December 31, 2003, we have sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 was developed for single-family homes and as of December 31, 2003, 155 of the 165 lots have already closed. The remaining 10 lots were sold in January 2004. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3, 4 and 27. We have completed our final planning on Parcel 18 and marketing has begun on this parcel.

In addition to the sales of Parcels 1, 14 and 26 in 2004, we also sold 99 acres of Parcel 22. On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of over 250 acres of Parcels 8, 10, 20 and 21. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2003.

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

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our general partner's website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner's website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 1, McHenry County, Illinois	372.7590	372.7590	04/25/90

Parcel 2, Kendall County, Illinois	41.1180	37.6450	07/06/90
	(3.473		sold 08/29/03)

Parcel 3, Kendall County, Illinois	120.8170	120.8170	11/06/90

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	57.0765	04/16/91
	(.2580		sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 8, Kane County, Illinois	325.3940	261.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.000		sold 01/23/01)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	150.6600	08/20/91

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)
Parcel 14, Kendall County, Illinois	44.4030	1.2000	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	139.1697	11/07/91

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	378.9910	01/31/92
	(21.1380		sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	14.0130	05/26/92
	(1.0000		sold 03/16/99)

Parcel 22, Kendall County, Illinois	391.9590	130.4860	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
-5-
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	4.9180	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)

Parcel 27, Kendall County, Illinois	83.5250	83.5250	03/11/93

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

* On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2003.

Part II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of March 22, 2004, there were 4,551 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

Although we have established a unit repurchase program, funds for the repurchase of units are limited. Units will be repurchased from limited partners at a price equal to 100% of their original capital as reduced by distributions from net sale proceeds. As of December 31, 2003, we had approximately $266,500 available for the repurchase of units.

For the years ended December 31, 2003 and 2002, we paid the following distributions:

Distributions to:	2003	2002

General partners	$340,226	1,246,773
Limited partners	4,631,403	8,753,227

Total	$4,971,629	10,000,000

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2003, 2002, 2001, 2000 and 1999

(not covered by Independent Auditors' Report)

	2003	2002	2001	2000	1999

Total assets	$39,274,559	41,787,000	46,018,596	38,941,198	40,377,846

Total income	$5,702,241	12,197,992	20,993,953	4,921,125	6,065,501

Net income	$2,504,880	6,333,833	13,666,351	903,164	1,428,038

Net income allocated to the one general partner unit	$348,525	1,244,813	1,221,246	318,167	939

Net income allocated per limited partnership unit	$43.07	101.64	248.54	11.68	28.48

Distributions per limited partnership unit from sales	$92.50	174.83	299.56	39.93	39.04

Weighted average limited partnership units	50,068	50,068	50,073	50,086	50,105

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Valuation of Mortgage Loans Receivable - On a quarterly basis, we conduct an analysis to ensure that the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

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

Liquidity and Capital Resources

On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, with total sales of 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units were admitted to the partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2003, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,427 acres of the approximately 4,530 acres originally owned. As of December 31, 2003, cumulative distributions have totaled $44,177,736 to the limited partners and $3,376,293 to the general partner. Of the $44,177,736 distributed to the limited partners, $43,456,736 was net sales proceeds, which represents a return of original capital, and $721,000 was from operations. As of December 31, 2003, we have used $20,133,924 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2003, we own, in whole or in part, 15 parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance.

At December 31, 2003, we had cash and cash equivalents of $3,348,774, of which approximately $266,500 is reserved for the repurchase of units through the unit repurchase program. The remaining $3,082,274 is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

In 2004 we have received net sales proceeds of approximately $20,000,000 from the sales of Parcels 1, 14, 22 and 26. On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner. In addition to these sales which occurred in 2004, we anticipate additional sales of over 250 acres of Parcels 8, 10, 20 and 21. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development with improvements in the planning stage. This parcel was sold in 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February, 2004 the remaining 1.2 acres of Parcel 14 was sold. As of December 31, 2003, we have sold all of the 243 single-family lots at the Ponds of Mill Race Creek (Parcel 23) in addition to the multi-family portion, the Winding Waters of Mill Race Creek. Parcel 26 was developed for single-family homes and as of December 31, 2003, 155 of the 165 lots have already closed. The remaining 10 lots were sold in January 2004. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3, 4 and 27. We have completed our final planning on Parcel 18 and marketing has begun on this parcel.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $64,714, $80,122 and $102,501 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, of which $8,354 and $14,204 was unpaid as of December 31, 2003 and 2002, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $26,008, $23,495 and $44,584 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, all of which was paid at December 31, 2003 and 2002.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2003 and 2002, we incurred $209,345 and $198,465, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $36,913 and $15,165 was unpaid as of December 31, 2003 and 2002, respectively.

Results of Operations

Income from the sale of investment properties of $3,792,214 and cost of investment properties sold of $2,258,971 for the year ended December 31, 2003 is the result of the sale of approximately 3 acres of Parcel 2, 14 acres of Parcel 14, 34 acres of Parcel 22 and the sale of additional lots at the Sugar Grove parcel (Parcel 26). The sales activity for the year ended December 31, 2003 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers. Income from the sale of investment properties of $10,950,654 and cost of investment properties sold of $4,420,813 for the year ended December 31, 2002 is the result of the sale of approximately 12 acres of Parcels 14 and 17, 136 acres of Parcel 22, the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of additional lots of the Bliss Woods subdivision (Parcel 26). Income from the sale of investment properties of $18,908,687 and cost of investment properties sold of $6,855,145 recorded for the year ended December 31, 2001 is the result of the sale of approximately 960 acres, including additional lots at the Sugar Grove parcel (Parcel 26), the sale of 63 acres of Parcel 8, 73 acres of Parcel 22, 168 acres of Parcel 16, and 19 acres of Parcels 14 and 24.

During, 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2003, we received principal payments totaling $1,204,128 and recognized deferred gain of $703,150. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2003, we owned 15 parcels of land consisting of approximately 2,103 acres. Of the approximately 2,103 acres owned, 1,411 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $190,115, $201,262 and $222,256 for the years ended December 31, 2003, 2002 and 2001, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

The other income recorded for the year ended December 31, 2001, is the result of our receiving non-refundable deposits on land sales which did not occur.

Professional services to affiliates were $38,388, $62,728 and $82,195 for the years ended December 31, 2003, 2002 and 2001, respectively. Professional services to affiliates decreased in 2003 and 2002 due to a decrease in legal services as a result of less sales activity.

General and administrative expenses to non-affiliates were $81,457, $136,500 and $26,359 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2002 was due to an increase in the state taxes paid as a result of land sales.

Marketing expenses to non-affiliates were $79,038, $151,090 and $52,239 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2002 was due to increased marketing and advertising through radio and local cable television ads. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $81,971, $215,126 and $209,309 for the years ended December 31, 2003, 2002 and 2001, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned.

We determined that the maximum value of Parcel 15 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, we sold the parcel to a third party developer whereby 100% of the sales price was represented by a note receivable from the buyer. This transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. This sale was structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to our limited partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the capital invested in the parcel (parcel capital) through the date of the distribution.

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2003 and 2002, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

Our general partner guaranteed the third party development loans owed by the LLC. In reviewing the development's financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the limited liability company. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $1,500,000 to acquire the interests in these LLCs. Our general partner contributed approximately $500,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of this project. Based on our review of development's financial situation in early 2004, we do not anticipate receiving any additional proceeds and plan to write off these receivables in 2004. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Our Partnership Agreement

Our partnership agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner. The net gain from sales of our properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributed to the general partner from such sale and the balance of any net gain is allocated to the limited partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the limited partners.

Distributions of net sale proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

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

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the general partner have been paid, and the amount of any supplemental capital contributions have been repaid to the general partner, subsequent distributions shall be paid 75% to the limited partners and 25% to the general partner without considering parcel capital. If, after all net sale proceeds have been distributed, the general partner has received more than 25% of all net sale proceeds (exclusive of distributions made to the limited partners to return their original capital), the general partner shall contribute to us for distribution to the limited partners an amount equal to such excess.

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first to reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return.

Subsequent Events

On January 9, 2004, we sold approximately 99 acres of Parcel 22 for approximately $5,407,000 and recorded a gain of approximately $4,022,000.

On January 28, 2004, we sold the remaining 10 lots of Parcel 26 for approximately $358,000 and recorded no gain on the sale.

On February 19, 2004, we sold approximately 1 acre of Parcel 14 for approximately $355,000 and recorded a gain of approximately $130,000.

On February 23, 2004, we sold approximately 373 acres of Parcel 1 for approximately $14,377,000 and recorded a gain of approximately $11,274,000.

On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner.

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2003, 2002 and 2001.
	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$1,157,467	581,344	3,294,354	669,076
Net income (loss)	928,394	(170,720)	1,562,441	184,765
Net income (loss) allocated to the limited partners	585,882	(173,244)	1,560,096	183,621
Net operating income (loss) per limited partnership unit, basic and diluted	11.70	(3.46)	31.16	3.67

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$2,021,492	8,165,770	985,140	1,025,590
Net income (loss)	932,180	5,568,702	303,882	(470,931)
Net income (loss) allocated to the limited partners	(315,200)	5,567,684	301,934	(465,398)
Net operating income (loss) per limited partnership unit, basic and diluted	(6.29)	111.19	6.03	(9.29)

	12/31/01	09/30/01	06/30/01	03/31/01
Total income	$1,336,061	4,210,207	3,923,627	11,524,058
Net income	592,054	2,368,240	1,820,772	8,885,285
Net income (loss) allocated to the limited partners	(629,192)	2,368,240	2,365,302	8,340,755
Net operating income (loss) per limited partnership unit, basic and diluted	(12.57)	47.30	47.24	166.57

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash and cash equivalents (Note 1)	$3,165,895	2,067,063
Restricted cash	182,879	180,116
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at December 31, 2003 and 2002) (Note 6)	103,262	949,100
Other current assets	7,029	-

Total current assets	3,459,065	3,196,279

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at December 31, 2003 and 2002) (Note 6)	14,795,872	16,000,000
Investment properties (including acquisition fees paid to Affiliates of $951,392 and $1,021,860 at December 31, 2003 and 2002, respectively) (Notes 1, 3 and 4):
Land and improvements	21,019,622	22,590,721

Total assets	$39,274,559	41,787,000

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Partners' Capital

	2003	2002

Current liabilities:
Accounts payable	$48,989	194,111
Accrued real estate taxes	56,313	155,949
Due to Affiliates (Note 3)	45,267	29,369
Unearned income	1,203,176	316,858

Total current liabilities	1,353,745	696,287

Deferred gain on sale of investment properties (Note 6)	8,651,061	9,354,211

Total liabilities	10,004,806	10,050,498

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	3,750,834	3,402,309
Cumulative cash distributions	(3,376,293)	(3,036,067)

	375,041	366,742
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2003 and 2002, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	30,512,539	28,356,184
Cumulative cash distributions	(44,177,736)	(39,546,333)

	28,894,712	31,369,760

Total Partners' capital	29,269,753	31,736,502

Total liabilities and Partners' capital	$39,274,559	41,787,000

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income:
Sale of investment properties (Notes 1 and 3)	$3,792,214	10,950,654	18,908,687
Recognition of deferred gain on sale of investment properties (Note 6)	703,150	-	875,924
Rental income (Note 5)	190,115	201,262	222,256
Interest income	1,015,887	1,036,484	956,936
Other income	875	9,592	30,150

	5,702,241	12,197,992	20,993,953

Expenses:
Cost of investment properties sold	2,258,971	4,420,813	6,855,145
Professional services to Affiliates	38,388	62,728	82,195
Professional services to non-affiliates	43,843	39,377	36,689
General and administrative expenses to Affiliates	26,326	17,394	20,306
General and administrative expenses to non-affiliates	81,457	136,500	26,359
Marketing expenses to Affiliates	26,008	23,495	44,584
Marketing expenses to non-affiliates	79,038	151,090	52,239
Land operating expenses to non-affiliates	81,971	215,126	209,309
Depreciation	-	-	776
Impairment loss on land	561,359	-	-
Bad debt expense	-	797,636	-

	3,197,361	5,864,159	7,327,602

Net income	$2,504,880	6,333,833	13,666,351

Net income allocated to (Note 2):
General Partner	$348,525	1,244,813	1,221,246
Limited Partners	2,156,355	5,089,020	12,445,105

Net income	$2,504,880	6,333,833	13,666,351

Net income allocated to the one General Partner Unit	$348,525	1,244,813	1,221,246

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068, 50,068, and 50,073 for the years ended December 31, 2003, 2002 and 2001, respectively)	$43.07	101.64	248.54

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2003, 2002 and 2001

	General	Limited
	Partner	Partners	Total

Balance January 1, 2001	$361,333	37,591,262	37,952,595

Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Distributions to Partners ($299.56 per weighted average Limited Partnership Units of 50,073) (Note 2)	(1,213,877)	(15,000,000)	(16,213,877)
Net income (Note 2)	1,221,246	12,445,105	13,666,351

Balance December 31, 2001	368,702	35,035,167	35,403,869

Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Distributions to Partners ($174.83 per weighted average Limited Partnership Units of 50,068) (Note 2)	(1,246,773)	(8,753,227)	(10,000,000)
Net income (Note 2)	1,244,813	5,089,020	6,333,833

Balance December 31, 2002	366,742	31,369,760	31,736,502

Distributions to Partners ($92.50 per weighted average Limited Partnership Units of 50,068) (Note 2)	(340,226)	(4,631,403)	(4,971,629)
Net income (Note 2)	348,525	2,156,355	2,504,880

Balance December 31, 2003	$375,041	28,894,712	29,269,753

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,504,880	6,333,833	13,666,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	-	776
Gain on sale of investment properties	(1,533,243)	(6,529,841)	(12,053,542)
Recognition of deferred gain on sale of investment properties	(703,150)	-	(875,924)
Bad debt expense	-	797,636	-
Impairment loss on land	561,359	-	-
Changes in assets and liabilities:
Restricted cash	(2,763)	329,291	(509,407)
Accounts and accrued interest receivable	845,838	(314,185)	(708,545)
Other current assets	(7,029)	12,005	(9,512)
Accounts payable	(145,122)	(171,542)	365,349
Accrued real estate taxes	(99,636)	86,803	(42,719)
Due to Affiliates	15,898	21,294	(16,184)
Unearned income	886,318	220,170	(8,033)

Net cash provided by (used in) operating activities	2,323,350	785,464	(191,390)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	1,204,128	228,000	1,500,000
Additions to investment properties	(1,249,231)	(1,571,978)	(4,088,168)
Proceeds from sale of investment properties	3,792,214	10,950,654	18,908,687

Net cash provided by investing activities	3,747,111	9,606,676	16,320,519

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Cash distributions	(4,971,629)	(10,000,000)	(16,213,877)

Net cash used in financing activities	(4,971,629)	(10,001,200)	(16,215,077)

Net increase (decrease) in cash and cash equivalents	1,098,832	390,940	(85,948)
Cash and cash equivalents at beginning of year	2,067,063	1,676,123	1,762,071

Cash and cash equivalents at end of year	$3,165,895	2,067,063	1,676,123

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Supplemental schedule of non-cash investing activities:

Mortgage loan receivable funding	$-	-	(17,473,500)
Reduction of investment properties	2,258,971	4,420,813	14,125,010
Deferred gain on sale of investment properties	-	-	9,327,711
Gain on sale of investment properties	1,533,243	6,529,841	12,929,466

Proceeds from sale of investment properties	$3,792,214	10,950,654	18,908,687

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2003, 2002 and 2001

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2003, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121. The Partnership adopted the provisions of this statement beginning January 1, 2002. SFAS No. 144 established new rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or in use by the Partnership. The adoption of this statement did not have a material impact on the financial position or results of operations of the Partnership.

A presentation of information about operating segments as required in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" would not be material to an understanding of the Partnership's business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

On January 1, 2003, the Partnership adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Partnership's financial statements.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership is March 31, 2004. Management of the Partnership does not anticipate that the provisions of FIN 46 will have a material impact on the Partnership's financial condition and results of operations.

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

Effective January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The net impact of the adoption of SFAS No. 133 has no effect on the Partnership's financial statements.

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

2003	2002
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$39,274,559	46,807,000	41,787,000	49,319,439

Partners' capital:
General Partner	375,041	194,146	366,742	191,459
Limited Partners	28,894,712	36,608,049	31,369,760	39,077,484

Net income:
General Partner	348,525	342,913	1,244,813	1,253,530
Limited Partners	2,156,355	2,161,968	5,089,020	5,080,303

Net income per Limited Partnership Unit	43.07	43.18	101.64	101.47

The net income per Unit is based upon the weighted average number of Units of 50,068 during 2003 and 2002.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $8,354 and $14,204 was unpaid as of December 31, 2003 and 2002, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $26,008, $23,495 and $44,584 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2003, 2002 and 2001, respectively, all of which was paid as of December 31, 2003 and 2002.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2003 and 2002, the Partnership incurred $209,345 and $198,465, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $36,913 and $15,165 was unpaid as of December 31, 2003 and 2002, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	626,688	-	2,855,053	-

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	17,490	51,652	559,366	75,950
		(3.47)	08/29/03

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	160,700	-	1,869,357	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	387,935	-	1,907,798	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	31,341	4,457	1,002,420	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	39,528	744,933	3,053,570	-
		(.870)	04/03/96
		(63.000)	01/23/01

9 (d)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	22,035	-	1,978,084	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (d)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized

13	Will	6.342	09/23/91	$139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,258,139	1,994,404	220,005	(18,245)
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	584,494	-	1,802,985	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,416,761	1,250,469	1,960,233	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	16,142	18,798	271,188	-
		(1.000)	03/16/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized

22	Kendall	391.959	10/30/92	$3,870,000	283,186	4,153,186	1,747,024	4,315,259	1,584,951	1,566,620
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03

23 (c)	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/03	Recognized

26 (e)	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	4,885,488	6,067,614	88,741	(91,081)
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	84,692	-	1,124,012	-

28 (d)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	57,423	-	741,859	-

				$38,810,025	2,504,276	41,314,301	20,133,924	40,428,603	21,019,622	1,533,243

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

  Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

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
  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

  As of December 31, 2003, the Partnership recorded a $561,359 impairment loss on land relating to Parcel 26. The remaining cost of Parcel 26 exceeded the projected sales proceeds on the remaining lots and accordingly, the Partnership has recorded the impairment loss to reduce the remaining cost of Parcel 26 to the projected sales proceeds. As of December 31, 2003, the total gain recorded, net of the impairment loss, from the sales of Parcel 26 lots was approximately $468,000.

  Reconciliation of investment properties owned:

	2003	2002

Balance at January 1,	$22,590,721	25,439,556
Additions during year	1,249,231	1,571,978
Impairment loss on land	(561,359)	-
Sales during year	(2,258,971)	(4,420,813)

Balance at December 31,	$21,019,622	22,590,721

  The aggregate cost of investment properties owned at December 31, 2003 for Federal income tax purposes was approximately $21,019,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2003, the Partnership had leases of generally one year in duration, for approximately 1,411 acres of the approximately 2,103 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $16,448,000 and $17,284,000, at December 31, 2003 and 2002, respectively.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/03	12/31/02	12/31/03	12/31/03

5 & 19	07/01/11	6.00%	$14,795,872	16,000,000	31,534	8,651,061

15	07/31/05	9.00%	1,208,378	1,208,378	336,712	-

			16,004,250	17,208,378	368,246	8,651,061

Less allowance for doubtful accounts			1,208,378	1,208,378	336,712	-

			$14,795,872	16,000,000	31,534	8,651,061

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

The General Partner determined that the maximum value of Parcel 15 could be realized if the parcel was developed and sold as individual lots. However, if we had followed that plan, there is a possibility that it could have increased income taxes. Therefore, the Partnership sold the parcel to a third party developer whereby 100% of the sales price was represented by a note receivable from the buyer. This transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to us as well as provide proceeds to begin the development of the project. This sale was structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to our Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the capital invested in the parcel (parcel capital) through the date of the distribution.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2003 and 2002, the Partnership has recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454.

The General Partner guaranteed the third party development loans owed by the limited liability company. In reviewing the development's financial situation, our General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the limited liability company. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of our General Partner contributed approximately $1,500,000 to acquire the interests in these LLCs. Our General Partner contributed approximately $500,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and sale of this project.

(7) Subsequent Events

On January 9, 2004, the Partnership sold approximately 99 acres of Parcel 22 for approximately $5,407,000 and recorded a gain of approximately $4,022,000.

On January 28, 2004, the Partnership sold the remaining 10 lots of Parcel 26 for approximately $358,000 and recorded no gain on the sale.

On February 19, 2004, the Partnership sold approximately 1 acre of Parcel 14 for approximately $355,000 and recorded a gain of approximately $130,000.

On February 23, 2004, the Partnership sold approximately 373 acres of Parcel 1 for approximately $14,377,000 and recorded a gain of approximately $11,274,000.

On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2003.

Item 9(a) Controls and Procedures

The general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

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

Officers and Directors

The officers, directors, and key employees of The Inland Group, Inc. and its affiliates ("Inland") that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2004.

Functional Title

Daniel L. Goodwin	Chairman and Chief Executive Officer
Robert H. Baum	Executive Vice President-General Counsel
G. Joseph Cosenza	Senior Vice President-Acquisitions
Robert D. Parks	Senior Vice President-Investments
Brenda G. Gujral	President and Chief Operating Officer-IREIC
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Vice President-Investments
Patricia A. DelRosso	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting

    DANIEL L. GOODWIN (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Goodwin is Chairman and CEO of The Inland Real Estate Group, Inc., headquartered in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of independent real estate investment and financial companies, with managed assets in excess of $5 billion, doing business nationwide. With 35 years experience in real estate investment, commercial real estate brokerage, land development and construction, and mortgage lending, Inland is one of the nation's largest privately held real estate companies.

Mr. Goodwin has served as a Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He has been Chairman of the Bank Holding Company of American National Bank of DuPage. Currently, he is the Chairman of the Board of Inland Bancorp and Chairman of Inland Mortgage Corporation. Recently he organized the new Westbank State Bank and has overseen the underwriting and issuance of bond financing for real estate developments including Benedictine University and DuPage Airport. He also oversees numerous stock market investment portfolios and is the advisor for a publicly traded mutual fund.

Mr. Goodwin has been in the housing industry for more than 35 years, and has demonstrated a lifelong interest in housing-related issues. He is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for six years. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, which provides affordable housing in the Midwest.

A product of Chicago-area schools, and Mr. Goodwin obtained his Bachelor's and Master's Degrees from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities. He is Vice Chairman of the Board of Trustees of Benedictine University, and Chairman of the Northeastern Illinois University Board of Trustees.

    ROBERT H. BAUM (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois and is a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides educational and emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 60) has been with Inland since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nineteen persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. He has directly overseen the purchase of close to $8 billion of income producing real estate from 1968 to the present.

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

    ROBERT D. PARKS (age 60) has been with Inland since 1968 and is one of the four original principals; Chairman of Inland Real Estate Investment Corporation and Director of Inland Securities Corporation. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp., and he is a Trustee of Inland Mutual Fund Trust.

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

    BRENDA G. GUJRAL (age 62) is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also President, Chief Operating Officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD. Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

    CATHERINE L. LYNCH (age 45) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 59) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President of Inland Real Estate Investment Corporation ("IREIC") directing the day-today internal operations. Ms. Matlin is a Director of IREIC and of Inland Securities Corporation. Since 2003, she has been Vice President of Administration of Inland Western Retail Real Estate Trust, Inc. and since 1998, she has been Vice President of Administration of Inland Retail Real Estate Trust, Inc. and was Vice President of Administration of Inland Real Corporation from 1995 until 2000. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a Trustee and Executive Vice President of Inland Mutual Fund Trust.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

    PATRICIA A. DELROSSO (age 51) is President and Director of Inland Real Estate Exchange Corporation. Ms. DelRosso is also President and Managing Broker of Inland Partnership Property Sales Corporation, and serves as a Senior Vice President of Inland Real Estate Investment Corporation. Ms. DelRosso has been with The Inland Real Estate Group of Companies for 18 years.

Ms. DelRosso developed the asset management function for Inland Real Estate Investment Corporation and has supervised it since its inception. In this capacity, she has been responsible for developing and overseeing the business plans for Inland's portfolio of investor-owned assets valued at over $1.5 billion, including multi-family, retail, office and industrial, triple-net lease, land and mortgage funds. Ms. DelRosso has spearheaded several types of real estate transactions including: sales, refinancings, redevelopments, tax increment financings, condominium conversions, and more than 150 tax deferred exchanges under Section 1031 of the U.S. Tax Code.

Ms. DelRosso received her Bachelor's degree from George Washington University and her Master's from Virginia Tech University. Ms. DelRosso is a licensed real estate broker, NASD registered securities sales representative, a member of the Urban Land Institute and a member of the Northern Illinois Commercial Association of Realtors.

    KELLY TUCEK (age 41) joined Inland in 1989 and is a Vice President of Inland Real Estate Investment Corporation and Treasurer of Inland Western Retail Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

During 2004, we plan to formalize our audit committee, its policies and process and will adopt a Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our partnership units to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us and written representations from such reporting persons, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

Item 11. Executive Compensation

Our general partner is entitled to receive a share of cash distributions of net sale proceeds based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

Our partnership agreement defines the allocation of profits and losses, and available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments.

Profits and losses from operations (other than capital transactions) will be allocated 99% to the limited partners and 1% to the general partner. The net gain from sales of our properties is first allocated among the partners in proportion to the negative balances, if any, in their respective capital accounts. Thereafter, except as provided below, net gain is allocated to the general partner in an amount equal to the proceeds distributed to the general partner from such sale and the balance of any net gain is allocated to the limited partners. If the amount of net gain realized from a sale is less than the amount of cash distributed to the general partner from such sale, we will allocate income or gain to the general partner in an amount equal to the excess of the cash distributed to the general partner with respect to such sale as quickly as permitted by law. Any net loss from a sale will be allocated to the limited partners.

Distributions of net sale proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

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

After the amounts described in items (i) and (ii) above and any previously subordinated distributions to the general partner have been paid, and the amount of any supplemental capital contributions have been repaid to the general partner, subsequent distributions shall be paid 75% to the limited partners and 25% to the general partner without considering parcel capital. If, after all net sale proceeds have been distributed, the general partner has received more than 25% of all net sale proceeds (exclusive of distributions made to the limited partners to return their original capital), the general partner shall contribute to us for distribution to the limited partners an amount equal to such excess.

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first to reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return.

We are permitted to engage in various transactions involving affiliates of our general, as described below.

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2003, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $64,714, of which $8,354 was unpaid as of December 31, 2003.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2003, such costs were $26,008, all of which was paid at December 31, 2003.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2003, we incurred $209,345 of such costs, of which $36,913 was unpaid as of December 31, 2003, and which are included in investment properties.

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent auditor, Deloitte & Touche LLP, were as follows:

	Years ended December 31,
	2003	2002

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$ 36,900	30,500
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	5,400	5,175

Total fees	$ 32,300	35,175

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  The financial statements listed in the index at page 16 of this annual report are filed as part of this annual report.

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

  Reports on Form 8-K:

None

No annual report or proxy material for the year 2003 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 26, 2004

/s/	Patricia A. DelRosso

By:	Patricia A. DelRosso
Senior Vice President
Date:	March 26, 2004

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 26, 2004

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 26, 2004

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 26, 2004