Form 10-Q
period 2004-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2004-08-05
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$8,985,774	3,165,895
Restricted cash	183,921	182,879
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at June 30, 2004 and December 31, 2003) (Note 5)	513,394	103,262
Other current assets	277,410	7,029

Total current assets	9,960,499	3,459,065

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at June 30, 2004 and December 31, 2003) (Note 5)	14,416,805	14,795,872
Investment properties (including acquisition fees paid to Affiliates of $697,337 and $951,392 at June 30, 2004 and December 31, 2003, respectively) (Note 3):
Land and improvements	16,516,057	21,019,622

Total assets	$40,893,361	39,274,559

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003

Current liabilities:
Accounts payable	$502,280	48,989
Accrued real estate taxes	34,089	56,313
Due to Affiliates (Note 3)	38,544	45,267
Unearned income	1,124,849	1,203,176

Total current liabilities	1,699,762	1,353,745

Deferred gain on sale of investment properties (Note 5)	8,429,131	8,651,061

Total liabilities	10,128,893	10,004,806

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	7,865,312	3,750,834
Cumulative cash distributions	(7,488,195)	(3,376,293)

	377,617	375,041
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2004 and December 31, 2003, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	42,892,776	30,512,539
Cumulative cash distributions	(55,065,834)	(44,177,736)

	30,386,851	28,894,712

Total Partners' capital	30,764,468	29,269,753

Total liabilities and Partners' capital	$40,893,361	39,274,559

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2004 and 2003
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income:
Sale of investment properties (Note 3)	$1,890,270	2,998,011	21,810,441	3,376,608
Deferred gain recognized	-	-	221,930	-
Rental income (Note 4)	35,052	45,416	68,791	90,331
Interest income	238,208	250,927	482,386	496,491
Other income	4,700	3,000	7,175	6,100

	2,168,230	3,297,354	22,590,723	3,969,530

Expenses:
Cost of investment properties sold	1,164,101	1,516,063	5,795,222	1,824,337
Professional services to Affiliates	11,910	10,889	23,548	17,966
Professional services to non-affiliates	7,168	3,405	48,236	38,905
General and administrative expenses to Affiliates	9,794	9,583	18,728	23,406
General and administrative expenses to non-affiliates	27,549	10,866	153,783	68,901
Marketing expenses to Affiliates	6,267	3,851	11,097	12,293
Marketing expenses to non-affiliates	11,832	14,753	25,006	32,337
Land operating expenses to non-affiliates	7,931	11,503	20,388	50,179
Impairment loss on land	-	154,000	-	154,000

	1,246,552	1,734,913	6,096,008	2,222,324

Net income	$921,678	1,562,441	16,494,715	1,747,206

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2004 and 2003
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income allocated to:
General Partner	$955	2,345	4,114,478	3,489
Limited Partners	920,723	1,560,096	12,380,237	1,743,717

Net income	$921,678	1,562,441	16,494,715	1,747,206

Net income allocated to the one General Partner Unit	$955	2,345	4,114,478	3,489

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2004 and 2003)	$18.39	31.16	247.27	34.83

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$16,494,715	1,747,206
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of investment properties	(16,015,219)	(1,552,271)
Recognition of deferred gain on sale of investment properties	(221,930)	-
Impairment loss on land	-	154,000
Changes in assets and liabilities:
Accounts and accrued interest receivable	(410,132)	(398,098)
Other current assets	(270,381)	-
Accounts payable	336,958	(165,643)
Accrued real estate taxes	(22,224)	(55,188)
Due to Affiliates	(6,723)	(22,718)
Unearned income	(78,327)	91,699
Restricted cash	(1,042)	-

Net cash used in operating activities	(194,305)	(201,013)

Cash flows from investing activities:
Principal payments collected	379,067	-
Additions to investment properties	(1,175,324)	(789,440)
Proceeds from sale of investment properties	21,810,441	3,376,608

Net cash provided by investing activities	21,014,184	2,587,168

Cash flows from financing activities:
Distributions	(15,000,000)	-

Net cash used in financing activities	(15,000,000)	-

Net increase in cash and cash equivalents	5,819,879	2,386,155
Cash and cash equivalents at beginning of period	3,165,895	2,247,179

Cash and cash equivalents at end of period	$8,985,774	4,633,334

Supplemental disclosure of non-cash investing activities:

Accounts payable at June 30, 2004 includes $116,333 for the purchase of land improvements.

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2004
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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 2004, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to Affiliates, of which $19,019 and $8,354 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $11,097 and $12,293 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, all of which was paid as of June 30, 2004 and December 31, 2003.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the six months ended June 30, 2004, the Partnership incurred $108,285 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $19,525 and $36,913 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2004 (unaudited)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	11,275,601
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	60,305	51,652	602,181	-
		(3.47)	08/29/03

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	171,603	-	1,880,260	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	430,142	-	1,950,005	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	32,895	4,457	1,003,974	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	42,607	1,909,034	1,892,548	726,169
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	22,644	-	1,978,693	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2004 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized

12 (c)	Will	44.732	08/20/91	$-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	130,963
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	1,460,374	-	2,678,865	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,427,366	1,250,469	1,970,838	-
		(21.138)	06/30/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2004 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized

21	Kendall	15.013	05/26/92	$250,000	23,844	273,844	18,860	18,798	273,906	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,761,128	5,526,715	387,599	3,856,954
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(99.09)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2004 (unaudited)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/04	Recognized

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	25,532
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	93,782	-	1,133,102	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	79,650	-	764,086	-

				$38,810,025	2,504,276	41,314,301	21,425,581	46,223,825	16,516,057	16,015,219

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
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

  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

  As of December 31, 2003, the Partnership recorded a $561,359 impairment loss on land relating to Parcel 26. The remaining cost of Parcel 26 exceeded the projected sales proceeds on the remaining lots and accordingly, the Partnership has recorded the impairment loss to reduce the remaining cost of Parcel 26 to the projected sales proceeds. As of June 30, 2004, the total gain recorded, net of the impairment loss, from the sales of Parcel 26 lots was approximately $493,000.

  Reconciliation of investment properties owned:

	June 30,	December 31,
	2004	2003

Balance at January 1,	$21,019,622	22,590,721
Additions during period	1,291,657	1,249,231
Impairment loss on land	-	(561,359)
Sales during period	(5,795,222)	(2,258,971)

Balance at end of period	$16,516,057	21,019,622

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2004, the Partnership had leases of generally one year in duration, for approximately 1,236 acres of the approximately 1,544 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/04	12/31/03	06/30/04	06/30/04

5 & 19	07/01/11	6.00%	$14,416,805	14,795,872	438,889	8,429,131

15	07/31/05	9.00%	1,208,378	1,208,378	336,712	-

			15,625,183	16,004,250	775,601	8,429,131

Less allowance for doubtful accounts			1,208,378	1,208,378	336,712	-

			$14,416,805	14,795,872	438,889	8,429,131

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

The General Partner determined that the maximum value of Parcel 15 could be realized if the parcel was developed and sold as individual lots. However, if the Partnership had followed that plan, there is a possibility that the Limited Partners may have been subject to unrelated business taxable income. Therefore, the Partnership sold the parcel to a third party developer whereby 100% of the sales price was represented by a note receivable from the buyer. This transaction was deemed an installment sale. After the sale, the developer, through a limited liability company or LLC, secured third party financing to cover the deferred down payment owed to the Partnership as well as provide proceeds to begin the development of the project. This sale was structured so that the deferred down payment received at the time of the sale was sufficient to provide a distribution to our Limited Partners that equated to the parcel capital allocated to the parcel plus approximately a 6% return per annum on the capital invested in the parcel (parcel capital) through the date of the distribution.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2004
(unaudited)

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of June 30, 2004 and December 31, 2003, the Partnership has recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454.

The General Partner guaranteed the third party development loans owed by the limited liability company or LLC. In reviewing the development's financial situation, our General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of our General Partner contributed approximately $1,500,000 to acquire the interests in the LLC. In 2003, our General Partner contributed approximately $500,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and sale of this project.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of June 30, 2004, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,986 acres, or 66%, of the approximately 4,530 acres originally owned. As of June 30, 2004, cumulative distributions have totaled $55,065,834 to the limited partners and $7,488,195 to the general partner. Of the $55,065,834 distributed to the limited partners, $54,344,834 was net sales proceeds, which exceeds the original capital, and $721,000 was from operations. As of June 30, 2004, we have used $21,425,581 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2004, we own, in whole or in part, 12 parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 2004, we had cash and cash equivalents of $8,985,774, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2004 we have received net sales proceeds of approximately $21,800,000 from the sales of Parcels 1, 8, 14, 22 and 26. On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner. In addition to these sales which occurred during the first and second quarters of 2004, we anticipate future additional sales of over 336 acres of Parcels 3, 6, 8, 10, 18, 20 and 27. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development and was sold in February 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February, 2004 the remaining 1.2 acres of Parcel 14 was sold. Parcel 26 was developed for single-family homes and as of December 31, 2003, 155 of the 165 lots have already closed. The remaining 10 lots were sold in January 2004. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3 and 27. We have completed our final planning on Parcels 4 and 18 and marketing has begun on these parcels.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $42,276 and $41,372 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, of which $19,019 and $8,354 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $11,097 and $12,293 have been incurred and paid and are included in marketing expenses to affiliates for the six months ended June 30, 2004 and 2003, respectively, all of which was paid at June 30, 2004 and December 31, 2003.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2004, we incurred $108,285 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $19,525 and $36,913 was unpaid as of June 30, 2004 and December 31, 2003, respectively.

Results of Operations

Income from the sale of investment properties of $21,810,441 and cost of investment properties sold of $5,795,222 for the six months ended June 30, 2004 is the result of the sale of 80 acres of Parcel 8, the sale of Parcel 1, 1 acre of Parcel 14, 99 acres of Parcel 22 and the sale of the remaining lots at the Sugar Grove parcel (Parcel 26). The sales activity for the six months ended June 30, 2004 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2004, we received principal payments totaling $379,067 and recognized deferred gain of $221,930. The remaining deferred gain will be recognized as payments are received.

As of June 30, 2004, we owned 12 parcels of land consisting of approximately 1,544 acres. Of the approximately 1,544 acres owned, 1,236 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $68,791 and $90,331 for the six months ended June 30, 2004 and 2003, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

Professional services to affiliates were $23,548 and $17,966 for the six months ended June 30, 2004 and 2003, respectively. Professional services to affiliates increased in 2004 due to an increase in legal and accounting services as a result of sales activity.

General and administrative expenses to non-affiliates were $153,783 and $68,901 for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 is due to accrued state taxes payable as a result of the land sales in 2004.

Marketing expenses to non-affiliates were $25,006 and $32,337 for the six months ended June 30, 2004 and 2003, respectively. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $20,388 and $50,179 for the six months ended June 30, 2004 and 2003, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned and have decreased as a result of land sales.

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

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of June 30, 2004 and December 31, 2003, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 4, 2004

/S/ PATRICIA A. DELROSSO

By:	Patricia A. DelRosso
Senior Vice President
Date:	August 4, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	August 4, 2004