Form 10-Q
period 2004-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2004-11-15
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2004 and December 31, 2003
(unaudited)

Assets

	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$9,483,596	3,165,895
Restricted cash	-	182,879
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at September 30, 2004 and December 31, 2003) (Note 5)	326,033	103,262
Other current assets	274,849	7,029

Total current assets	10,084,478	3,459,065

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at September 30, 2004 and December 31, 2003) (Note 5)	14,133,954	14,795,872
Investment properties (including acquisition fees paid to Affiliates of $697,337 and $951,392 at September 30, 2004 and December 31, 2003, respectively) (Note 3):
Land and improvements	17,892,106	21,019,622

Total assets	$42,110,538	39,274,559

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(unaudited)

Liabilities and Partners' Capital

	2004	2003

Current liabilities:
Accounts payable	$1,389,747	48,989
Accrued real estate taxes	26,645	56,313
Due to Affiliates (Note 3)	70,362	45,267
Unearned income	1,223,706	1,203,176

Total current liabilities	2,710,460	1,353,745

Deferred gain on sale of investment properties (Note 5)	8,263,531	8,651,061

Total liabilities	10,973,991	10,004,806

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	7,867,376	3,750,834
Cumulative cash distributions	(7,488,195)	(3,376,293)

	379,681	375,041
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2004 and December 31, 2003, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	43,262,791	30,512,539
Cumulative cash distributions	(55,065,834)	(44,177,736)

	30,756,866	28,894,712

Total Partners' capital	31,136,547	29,269,753

Total liabilities and Partners' capital	$42,110,538	39,274,559

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Income:
Sale of investment properties (Note 3)	$-	271,605	21,810,441	3,648,213
Deferred gain recognized	165,600	-	387,530	-
Rental income (Note 4)	34,773	45,913	103,564	136,244
Interest income	247,026	262,951	729,412	759,442
Other income	3,550	3,075	10,725	9,175

	450,949	583,544	23,041,672	4,553,074

Expenses:
Cost of investment properties sold	-	287,362	5,795,222	2,111,699
Professional services to Affiliates	3,053	9,189	26,601	27,155
Professional services to non-affiliates	5,890	3,818	54,126	42,723
General and administrative expenses to Affiliates	1,383	4,526	20,111	27,932
General and administrative expenses to non-affiliates	12,701	8,897	166,484	77,798
Marketing expenses to Affiliates	28,605	7,664	39,702	19,957
Marketing expenses to non-affiliates	6,920	24,823	31,926	57,160
Land operating expenses to non-affiliates	20,318	626	40,706	50,805
Impairment loss on land	-	407,359	-	561,359

	78,870	754,264	6,174,878	2,976,588

Net income (loss)	$372,079	(170,720)	16,866,794	1,576,486

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2004 and 2003
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income (loss) allocated to:
General Partner	$2,064	2,524	4,116,542	6,013
Limited Partners	370,015	(173,244)	12,750,252	1,570,473

Net income (loss)	$372,079	(170,720)	16,866,794	1,576,486

Net income allocated to the one General Partner Unit	$2,064	2,524	4,116,542	6,013

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,073 for the three and nine months ended September 30, 2004 and 2003)	$7.39	(3.46)	254.66	31.37

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$16,866,794	1,576,486
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(16,015,219)	(1,536,514)
Recognition of deferred gain on sale of investment properties	(387,530)	-
Impairment loss on land	-	561,359
Changes in assets and liabilities:
Accounts and accrued interest receivable	(222,771)	156,994
Other current assets	(267,820)	-
Accounts payable	340,552	(177,165)
Accrued real estate taxes	(29,668)	(124,524)
Due to Affiliates	25,095	469
Unearned income	20,530	149,210
Restricted cash	182,879	-

Net cash provided by operating activities	512,842	606,315

Cash flows from investing activities:
Additions to investment properties	(1,667,500)	(1,078,209)
Principal payments collected on mortgage loans receivable	661,918	-
Proceeds from sale of investment properties	21,810,441	3,648,213

Net cash provided by investing activities	20,804,859	2,570,004

Cash flows from financing activities:
Distributions	(15,000,000)	-

Net cash used in financing activities	(15,000,000)	-

Net increase in cash and cash equivalents	6,317,701	3,176,319
Cash and cash equivalents at beginning of period	3,165,895	2,247,179

Cash and cash equivalents at end of period	$9,483,596	5,423,498

Supplemental disclosure of non-cash investing activities:

Accounts payable at September 30, 2004 includes $1,000,206 for the purchase of land improvements.

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2004
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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2004, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). FIN 46 became effective for the Partnership as of March 31, 2004. FIN 46 does not have a material impact on the Partnership's financial condition and results of operations.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $8,611 and $8,354 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $39,702 and $19,957 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, all of which was paid as of September 30, 2004 and December 31, 2003.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the nine months ended September 30, 2004, the Partnership incurred $163,859 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $61,751 and $36,913 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2004 (unaudited)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	11,275,601
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	66,885	51,652	608,761	-
		(3.47)	08/29/03

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	215,721	-	1,924,378	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	441,494	-	1,961,357	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	34,134	4,457	1,005,213	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	43,867	1,909,034	1,893,808	726,169
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,339	-	1,979,388	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2004 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized

12 (c)	Will	44.732	08/20/91	$-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	130,963
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	2,720,340	-	3,938,831	-

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,444,638	1,250,469	1,988,110	-
		(21.138)	06/30/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2004 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized

21	Kendall	15.013	05/26/92	$250,000	23,844	273,844	23,498	18,798	278,544	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,762,779	5,526,715	389,250	3,856,954
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(99.09)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2004 (unaudited)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/04	Recognized

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	25,532
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	118,956	-	1,158,276	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	81,754	-	766,190	-

				$38,810,025	2,504,276	41,314,301	22,801,630	46,223,825	17,892,106	16,015,219

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
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

  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

  As of December 31, 2003, the Partnership recorded a $561,359 impairment loss on land relating to Parcel 26. The remaining cost of Parcel 26 exceeded the projected sales proceeds on the remaining lots and accordingly, the Partnership has recorded the impairment loss to reduce the remaining cost of Parcel 26 to the projected sales proceeds. As of September 30, 2004, the total gain recorded, net of the impairment loss, from the sales of Parcel 26 lots was approximately $493,000.

  Reconciliation of investment properties owned:

	September 30,	December 31,
	2004	2003

Balance at January 1,	$21,019,622	22,590,721
Additions during period	2,667,706	1,249,231
Impairment loss on land	-	(561,359)
Sales during period	(5,795,222)	(2,258,971)

Balance at end of period	$17,892,106	21,019,622

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2004, the Partnership had leases of generally one year in duration, for approximately 1,236 acres of the approximately 1,544 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/04	12/31/03	09/30/04	09/30/04

5 & 19	07/01/11	6.00%	$14,133,954	14,795,872	218,579	8,263,531

15	07/31/05	9.00%	1,208,378	1,208,378	336,712	-

			15,342,332	16,004,250	555,291	8,263,531

Less allowance for doubtful accounts			1,208,378	1,208,378	336,712	-

			$14,133,954	14,795,872	218,579	8,263,531

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2004
(unaudited)

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of September 30, 2004 and December 31, 2003, the Partnership has recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of September 30, 2004, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,986 acres, or 66%, of the approximately 4,530 acres originally owned. As of September 30, 2004, cumulative distributions have totaled $55,065,834 to the limited partners and $7,488,195 to the general partner. Of the $55,065,834 distributed to the limited partners, $54,344,834 was net sales proceeds, which exceeds the original capital, and $721,000 was from operations. As of September 30, 2004, we have used $22,801,630 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2004, we own, in whole or in part, 12 parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2004, we had cash and cash equivalents of $9,483,596, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2004 we have received net sales proceeds of approximately $21,800,000 from the sales of Parcels 1, 8, 14, 22 and 26. On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner. In addition to these sales which occurred during the first and second quarters of 2004, we anticipate future additional sales of over 336 acres of Parcels 3, 6, 8, 10, 18, 20 and 27. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $46,712 and $55,087 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, of which $8,611 and $8,354 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $39,702 and $19,957 have been incurred and paid and are included in marketing expenses to affiliates for the nine months ended September 30, 2004 and 2003, respectively, all of which was paid at September 30, 2004 and December 31, 2003.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2004, we incurred $163,859 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $61,751 and $36,913 was unpaid as of September 30, 2004 and December 31, 2003, respectively.

Results of Operations

Income from the sale of investment properties of $21,810,441 and cost of investment properties sold of $5,795,222 for the nine months ended September 30, 2004 is the result of the sale of 80 acres of Parcel 8, the sale of Parcel 1, 1 acre of Parcel 14, 99 acres of Parcel 22 and the sale of the remaining lots at the Sugar Grove parcel (Parcel 26). The sales activity for the nine months ended September 30, 2004 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2004, we received principal payments totaling $661,918 and recognized deferred gain of $387,530. The remaining deferred gain will be recognized as payments are received.

As of September 30, 2004, we owned 12 parcels of land consisting of approximately 1,544 acres. Of the approximately 1,544 acres owned, 1,236 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $103,564 and $136,244 for the nine months ended September 30, 2004 and 2003, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

Professional services to non-affiliates were $54,126 and $42,723 for the nine months ended September 30, 2004 and 2003, respectively. Professional services to non-affiliates increased in 2004 due to an increase in legal and accounting services as a result of sales activity.

General and administrative expenses to non-affiliates were $166,484 and $77,798 for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 is due to accrued state taxes payable as a result of the land sales in 2004.

Marketing expenses to non-affiliates were $31,926 and $57,160 for the nine months ended September 30, 2004 and 2003, respectively. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $40,706 and $50,805 for the nine months ended September 30, 2004 and 2003, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned and have decreased as a result of land sales.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of September 30, 2004 and December 31, 2003, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	November 12, 2004

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	November 12, 2004

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	November 12, 2004