Form 10-K
period 2004-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2005-03-25
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2004, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2004, we have had multiple sales transactions, through which we have disposed of approximately 2,997 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

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

In addition to the sales of the remaining acres of Parcels 1, 14 and 26 in 2004, we also sold 99 acres of Parcel 22, 80 acres of Parcel 8, and 9 acres of Parcel 18. In March 2004, we paid distributions totaling $15,000,000, which included $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner. In December 2004, we paid an additional distribution of $6,200,000 to the limited partners. In addition to these sales which occurred in 2004, we anticipate additional sales of over 250 acres of Parcels 8, 10, 20 and 21 during 2005. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2004.

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

Item 2. Properties

We acquired fee ownership of the following real property investments:
	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 1, McHenry County, Illinois	372.7590	-	04/25/90
	(372.7590		Sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	37.6450	07/06/90
	(3.473		sold 08/29/03)

Parcel 3, Kendall County, Illinois	120.8170	120.8170	11/06/90

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	57.0765	04/16/91
	(.2580		sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.000		sold 01/23/01)
	(80.000		Sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	150.6600	08/20/91

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	-	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		Sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	129.9197	11/07/91
	(9.2500		sold various 2004)

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	378.9910	01/31/92
	(21.1380		sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	14.0130	05/26/92
	(1.0000		sold 03/16/99)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		Sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	-	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		Sold 01/28/04)

Parcel 27, Kendall County, Illinois	83.5250	83.5250	03/11/93

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

* On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2004, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2004.

Part II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of March 10, 2005, there were 4,522 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2004 and 2003, we paid the following distributions:

Distributions to:	2004	2003

General partners	$4,111,902	340,226
Limited partners	17,088,098	4,631,403

Total	$21,200,000	4,971,629

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2004, 2003, 2002, 2001 and 2000

(not covered by Report of Independent Registered Public Accounting Firm)
	2004	2003	2002	2001	2000

Total assets	$36,924,280	39,274,559	41,787,000	46,018,596	38,941,198

Total income	$25,705,324	5,713,191	12,208,392	20,993,953	4,921,125

Net income	$18,657,525	2,504,880	6,333,833	13,666,351	903,164

Net income allocated to the one general partner unit	$4,118,355	348,525	1,244,813	1,221,246	318,167

Net income allocated per limited partnership unit	$290.39	43.07	101.64	248.54	11.68

Distributions per limited partnership unit from sales	$341.30	92.50	174.83	299.56	39.93

Weighted average limited partnership units	50,068	50,068	50,068	50,073	50,086

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

The net income per unit and distributions per unit data is based upon the weighted average number of units outstanding.

All distributions from sales represent a return of original capital until such time as the limited partners have received distributions totaling their original capital. As of March 2004, the limited partners had received distributions in excess of their original capital.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2004, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2004, the partnership has evaluated the mortgage loans receivables and recorded an allowance for doubtful accounts of $1,208,378 on one of the mortgage loans receivable.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2004, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 2,997 acres of the approximately 4,530 acres originally owned. As of December 31, 2004, cumulative distributions have totaled $61,265,834 to the limited partners and $7,488,195 to the general partner. Of the $61,265,834 distributed to the limited partners, $60,544,834 was net sales proceeds, which represents a return of original capital, and $721,000 was from operations. As of December 31, 2004, we have used $25,509,564 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2004, we own, in whole or in part, 12 parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance. We continue to market the remaining acres for sale.

At December 31, 2004, we had cash and cash equivalents of $4,338,694 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

In 2004 we received net sales proceeds of approximately $23,345,000 from the sales of Parcels 1, 8, 14, 18, 22 and 26. On March 26, 2004, we paid distributions totaling $15,000,000, which includes $10,888,098 paid to the limited partners and $4,111,902 paid to the general partner. In December 2004, we distributed an additional $6,200,000 to the limited partners. In addition to these sales which occurred in 2004, we anticipate additional sales of Parcels 3, 10, 18 and 20 during 2005. See Subsequent Events for sales which have occurred in 2005. We have entered into two sales contracts on portions of Parcel 18. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $64,788, $71,464 and $90,522 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, of which $12,267 and $8,354 was unpaid as of December 31, 2004 and 2003, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $28,048, $26,008 and $23,495 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, all of which was paid at December 31, 2004 and 2003.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2004 and 2003, we incurred $256,488 and $209,345, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $21,775 and $36,913 was unpaid as of December 31, 2004 and 2003, respectively.

Results of Operations

Income from the sale of investment properties of $23,345,650 and cost of investment properties sold of $6,573,355 recorded for the year ended December 31, 2004 is the result of the sale of the remaining 372 acres of Parcel 1, the sale of 80 acres of Parcel 8, the sale of 1.2 acres of Parcel 14, the sale of 9.25 acres of Parcel 18, the sale of 101 acres of Parcel 22 and the sale of the 10 remaining lots of Parcel 26. Income from the sale of investment properties of $3,792,214 and cost of investment properties sold of $2,258,971 for the year ended December 31, 2003 is the result of the sale of approximately 3 acres of Parcel 2, 14 acres of Parcel 14, 34 acres of Parcel 22 and the sale of additional lots of Parcel 26. The sales activity for the year ended December 31, 2003 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers. Income from the sale of investment properties of $10,950,654 and cost of investment properties sold of $4,420,813 for the year ended December 31, 2002 is the result of the sale of approximately 12 acres of Parcels 14 and 17, 136 acres of Parcel 22, the sale of the remaining lot at the Ponds of Mill Race Creek subdivision (Parcel 23) and the sale of additional lots of the Bliss Woods subdivision (Parcel 26).

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2004, we received principal payments totaling $2,117,892 and recognized deferred gain of $1,239,953. As of December 31, 2004, the balance of the mortgage loan receivable was $12,677,979. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2004, we owned 12 parcels of land consisting of approximately 1,533 acres. Of the approximately 1,533 acres owned, 1,236 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $127,291, $190,115 and $201,262 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

Professional services to affiliates were $40,156, $38,388 and $62,728 for the years ended December 31, 2004, 2003 and 2002, respectively. Professional services to affiliates decreased in 2004 and 2003 due to a decrease in legal services as a result of less sales activity.

General and administrative expenses to non-affiliates were $53,113, $29,206 and $45,541 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 was due to an increase in the printing, postage and investor service expenses.

Tax expenses were $144,677, $56,451 and $90,959 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in tax expenses in 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $75,440, $79,038 and $151,090 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2002 was due to increased marketing and advertising through radio and local cable television ads. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $50,465, $81,971 and $215,126 for the years ended December 31, 2004, 2003 and 2002, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned and decrease as acres are sold.

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

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2004 and 2003, we have recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.

Our general partner guaranteed the third party development loans owed by the LLC. In reviewing the development's financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the limited liability company. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner contributed approximately $1,500,000 to acquire the interests in these LLCs. Our general partner contributed approximately $500,000 to pay off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of this project. We continue to monitor the development's financial situation. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

Subsequent Events

On January 10, 2005, we sold 150 acres of Parcel 10 for approximately $7,882,000 and recorded a gain of approximately $5,900,000.

On February 10, 2005, we sold 10 lots of Parcel 18 for approximately $520,000 and recorded a gain of approximately $67,000.

On February 17, 2005, we sold 36 acres of Parcel 2 for approximately $2,250,000 and recorded a gain of approximately $1,630,000.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2004, 2003 and 2002.
	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$2,663,652	450,949	2,168,230	20,422,493
Net income	1,790,731	372,079	921,678	15,573,037
Net income allocated to the limited partners	1,788,915	370,015	920,723	11,459,517
Net operating income per limited partnership unit, basic and diluted	35.73	7.39	18.39	228.88

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$1,168,417	581,344	3,294,354	669,076
Net income (loss)	928,394	(170,720)	1,562,441	184,765
Net income (loss) allocated to the limited partners	585,882	(173,244)	1,560,096	183,621
Net operating income (loss) per limited partnership unit, basic and diluted	11.70	(3.46)	31.16	3.67

	12/31/02	09/30/02	06/30/02	03/31/02
Total income	$2,031,892	8,165,770	985,140	1,025,590
Net income (loss)	932,180	5,568,702	303,882	(470,931)
Net income (loss) allocated to the limited partners	(315,200)	5,567,684	301,934	(465,398)
Net operating income (loss) per limited partnership unit, basic and diluted	(6.29)	111.19	6.03	(9.29)

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

Report of Independent Registered Public Accounting Firm

To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheet of Inland Land Appreciation Fund II, L.P. (a limited partnership) ("the Partnership") as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois
January 29, 2005 except for
note 7 as to which
the date is March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheet of Inland Land Appreciation Fund II, L.P. (a limited partnership) (the "Partnership") as of December 31, 2003, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004
Chicago, Illinois

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2004 and 2003

Assets
	2004	2003
Current assets:
Cash and cash equivalents (Note 1)	$4,338,694	3,165,895
Restricted cash	-	182,879
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at December 31, 2004 and 2003) (Note 6)	78,414	103,262
Other current assets	7,286	7,029

Total current assets	4,424,394	3,459,065

Mortgage loans receivable (net of allowance for doubtful accounts of $1,208,378 at December 31, 2004 and 2003) (Note 6)	12,677,979	14,795,872
Investment properties (including acquisition fees paid to Affiliates of $690,325 and $951,392 at December 31, 2004 and 2003, respectively) (Notes 1, 3 and 4):
Land and improvements	19,821,907	21,019,622

Total assets	$36,924,280	39,274,559

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2004 and 2003

Liabilities and Partners' Capital
	2004	2003

Current liabilities:
Accounts payable	$1,696,084	48,989
Accrued real estate taxes	34,567	56,313
Due to Affiliates (Note 3)	34,042	45,267
Unearned income	1,021,201	1,203,176

Total current liabilities	2,785,894	1,353,745

Deferred gain on sale of investment properties (Note 6)	7,411,108	8,651,061

Total liabilities	10,197,002	10,004,806

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	7,869,189	3,750,834
Cumulative cash distributions	(7,488,195)	(3,376,293)

	381,494	375,041
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2004 and 2003, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	45,051,709	30,512,539
Cumulative cash distributions	(61,265,834)	(44,177,736)

	26,345,784	28,894,712

Total Partners' capital	26,727,278	29,269,753

Total liabilities and Partners' capital	$36,924,280	39,274,559

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Income:
Sale of investment properties (Notes 1 and 3)	$23,345,650	3,792,214	10,950,654
Recognition of deferred gain on sale of investment properties (Note 6)	1,239,953	703,150	-
Rental income (Note 5)	127,291	190,115	201,262
Interest income	979,905	1,015,887	1,036,484
Other income	12,525	11,825	19,992

	25,705,324	5,713,191	12,208,392

Expenses:
Cost of investment properties sold	6,573,355	2,258,971	4,420,813
Professional services to Affiliates	40,156	38,388	62,728
Professional services to non-affiliates	57,913	43,843	39,377
General and administrative expenses to Affiliates	24,632	33,076	27,794
General and administrative expenses to non-affiliates	53,113	29,206	45,541
Tax expense	144,677	56,451	90,959
Marketing expenses to Affiliates	28,048	26,008	23,495
Marketing expenses to non-affiliates	75,440	79,038	151,090
Land operating expenses to non-affiliates	50,465	81,971	215,126
Impairment loss on land	-	561,359	-
Bad debt expense	-	-	797,636

	7,047,799	3,208,311	5,874,559

Net income	$18,657,525	2,504,880	6,333,833

Net income allocated to (Note 2):
General Partner	$4,118,355	348,525	1,244,813
Limited Partners	14,539,170	2,156,355	5,089,020

Net income	$18,657,525	2,504,880	6,333,833

Net income allocated to the one General Partner Unit	$4,118,355	348,525	1,244,813

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2004, 2003 and 2002)	$290.39	43.07	101.64

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2004, 2003 and 2002
	General	Limited
	Partner	Partners	Total

Balance January 1, 2002	$368,702	35,035,167	35,403,869

Repurchase of Limited Partnership Units	-	(1,200)	(1,200)
Distributions to Partners ($174.83 per weighted average Limited Partnership Units of 50,068) (Note 2)	(1,246,773)	(8,753,227)	(10,000,000)
Net income (Note 2)	1,244,813	5,089,020	6,333,833

Balance December 31, 2002	366,742	31,369,760	31,736,502

Distributions to Partners ($92.50 per weighted average Limited Partnership Units of 50,068) (Note 2)	(340,226)	(4,631,403)	(4,971,629)
Net income (Note 2)	348,525	2,156,355	2,504,880

Balance December 31, 2003	375,041	28,894,712	29,269,753

Distributions to Partners ($341.30 per weighted average Limited Partnership Units of 50,068) (Note 2)	(4,111,902)	(17,088,098)	(21,200,000)
Net income (Note 2)	4,118,355	14,539,170	18,657,525

Balance December 31, 2004	$381,494	26,345,784	26,727,278

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Cash flows from operating activities:
Net income	$18,657,525	2,504,880	6,333,833
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(16,772,295)	(1,533,243)	(6,529,841)
Recognition of deferred gain on sale of investment properties	(1,239,953)	(703,150)	-
Bad debt expense	-	-	797,636
Impairment loss on land	-	561,359	-
Changes in assets and liabilities:
Restricted cash	182,879	(2,763)	329,291
Accounts and accrued interest receivable	24,848	845,838	(314,185)
Other current assets	(257)	(7,029)	12,005
Accounts payable	1,647,095	(145,122)	(171,542)
Accrued real estate taxes	(21,746)	(99,636)	86,803
Due to Affiliates	(11,225)	15,898	21,294
Unearned income	(181,975)	886,318	220,170

Net cash provided by operating activities	2,284,896	2,323,350	785,464

Cash flows from investing activities:
Principal payments on mortgage loans receivable	2,117,893	1,204,128	228,000
Additions to investment properties	(5,375,640)	(1,249,231)	(1,571,978)
Proceeds from sale of investment properties	23,345,650	3,792,214	10,950,654

Net cash provided by investing activities	20,087,903	3,747,111	9,606,676

Cash flows from financing activities:
Repurchase of Limited Partnership Units	-	-	(1,200)
Cash distributions	(21,200,000)	(4,971,629)	(10,000,000)

Net cash used in financing activities	(21,200,000)	(4,971,629)	(10,001,200)

Net increase in cash and cash equivalents	1,172,799	1,098,832	390,940
Cash and cash equivalents at beginning of year	3,165,895	2,067,063	1,676,123

Cash and cash equivalents at end of year	$4,338,694	3,165,895	2,067,063

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows
(continued)

For the years ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Supplemental schedule of non-cash investing activities:

Reduction of investment properties	$6,573,355	2,258,971	4,420,813
Gain on sale of investment properties	16,772,295	1,533,243	6,529,841

Proceeds from sale of investment properties	$23,345,650	3,792,214	10,950,654

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2004, 2003 and 2002

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2004, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners may, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2002 and 2003 financial statements to conform with the 2004 presentation.

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

In January 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51", which was revised in December 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The effective date for the Partnership was March 31, 2004. FIN 46, as revised, did not have a material impact on the Partnership's financial condition and results of operations.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Partnership's financial condition and results of operations.

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

2004	2003
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$36,924,280	44,459,719	39,274,559	46,807,000

Partners' capital:
General Partner	381,494	200,597	375,041	194,146
Limited Partners	26,345,784	34,059,123	28,894,712	36,608,049

Net income:
General Partner	4,118,355	4,118,575	348,525	342,913
Limited Partners	14,539,170	13,618,583	2,156,355	2,161,968

Net income per Limited Partnership Unit	290.39	272.00	43.07	43.18

The net income per Unit is based upon the weighted average number of Units of 50,068 during 2004 and 2003.

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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $12,267 and $8,354 was unpaid as of December 31, 2004 and 2003, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $28,048, $26,008 and $23,495 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, all of which was paid as of December 31, 2004 and 2003.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2004 and 2003, the Partnership incurred $256,488 and $209,345, respectively, of such costs. The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $21,775 and $36,913 was unpaid as of December 31, 2004 and 2003, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	11,275,601
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	69,895	51,652	611,771	-
		(3.47)	08/29/03

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	267,810	-	1,976,467	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	450,377	-	1,970,240	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	1,239,953
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,223,382	4,457	2,194,461	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	45,076	1,909,034	1,895,017	726,169
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	-	1,979,946	-

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized

12 (c)	Will	44.732	08/20/91	$-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	130,963
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	4,092,314	748,318	4,562,487	85,002
		(9.2500)	Var 2004

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
	Kendall	400.129	01/31/92	1,692,623	101,318	1,793,941	1,471,536	1,250,469	2,015,008	-
		(21.138)	06/30/99

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized

21	Kendall	15.013	05/26/92	$250,000	23,844	273,844	25,492	18,798	280,538	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,763,705	5,556,530	360,361	4,529,028
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/04	Recognized

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	$1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	25,532
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	168,500	-	1,207,820	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	83,355	-	767,791	-

				$38,810,025	2,504,276	41,314,301	25,509,564	47,001,958	19,821,907	18,012,248

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
  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

  As of December 31, 2003, the Partnership recorded a $561,359 impairment loss on land relating to Parcel 26. The remaining cost of Parcel 26 exceeded the projected sales proceeds on the remaining lots and accordingly, the Partnership has recorded the impairment loss to reduce the remaining cost of Parcel 26 to the projected sales proceeds. As of December 31, 2004, the total gain recorded, net of the impairment loss, from the sales of Parcel 26 lots was approximately $493,000.

  Reconciliation of investment properties owned:

	2004	2003

Balance at January 1,	$21,019,622	22,590,721
Additions during year	5,375,640	1,249,231
Impairment loss on land	-	(561,359)
Sales during year	(6,573,355)	(2,258,971)

Balance at December 31,	$19,821,907	21,019,622

  The aggregate cost of investment properties owned at December 31, 2004 for Federal income tax purposes was approximately $19,826,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2004, the Partnership had leases of generally one year in duration, for approximately 1,236 acres of the approximately 1,533 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $13,750,000 and $16,448,000, at December 31, 2004 and 2003, respectively.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/04	12/31/03	12/31/04	12/31/04

5 & 19	07/01/11	6.00%	$12,677,979	14,795,872	-	7,411,108

15	07/31/05	9.00%	1,208,378	1,208,378	336,712	-

			13,886,357	16,004,250	336,712	7,411,108

Less allowance for doubtful accounts			1,208,378	1,208,378	336,712	-

			$12,677,979	14,795,872	-	7,411,108

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2004 and 2003, the Partnership has recorded an allowance for doubtful accounts of $1,208,378 and $336,712 relating to the mortgage receivable and accrued interest, respectively, relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454.

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

(7) Subsequent Events

On January 10, 2005, the Partnership sold 150 acres of Parcel 10 for approximately $7,882,000 and recorded a gain of approximately $5,900,000.

On February 10, 2005, the Partnership sold 10 lots of Parcel 18 for approximately $520,000 and recorded a gain of approximately $67,000.

On February 17, 2005, the Partnership sold 36 acres of Parcel 2 for approximately $2,250,000 and recorded a gain of approximately $1,630,000.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

On January 27, 2005, our audit committee engaged Grant Thornton LLP ("Grant Thornton") to serve as our independent registered public accounting firm effective immediately. In addition, on January 27, 2005, our audit committee accepted notice from Deloitte & Touche LLP ("Deloitte"), its current independent registered public accounting firm, indicating that, effective immediately, Deloitte will resign as our independent registered public accounting firm.

The reports of Deloitte on our financial statements for the years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion, disclaimer of opinion or explanatory paragraphs and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with Deloitte's audits of our two most recent fiscal years ended December 31, 2002 and 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods. During the our two most recent fiscal years, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We provided Deloitte a copy of the Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") and requested Deloitte to furnish us with a letter addressed to the SEC stating whether Deloitte agreed with the above statements made by us and, if not, stating the respects in which it does not agree. We filed Deloitte's response with the SEC on Form 8-K.

We did not consult Grant Thornton regarding (i) either the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; as such, no written or oral advice was provided, and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with Deloitte (as there were none).

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially effected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9 (b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations.

During 2004, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a Code of Ethics that applies to all of its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2005.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, General Counsel of the Partnership

DANIEL L. GOODWIN (age 61) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors and the Northern Illinois Commercial Association of Realtors. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund. He has served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force and presently serves as chairman of New Directions Affordable Housing Corporation.

Mr. Goodwin obtained his bachelor's and master's degrees from Illinois State Universities. Following graduation, he taught for five years in the Chicago public schools system. More recently, Mr. Goodwin has served as a member of the board of governors of Illinois State Colleges and Universities. He is vice chairman of the board of trustees of Benedictine University, vice chairman of the board of trustees of Springfield College and chairman of the board of Northeastern Illinois University.

ROBERT H. BAUM (age 61) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS (age 61) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee. He is also chairman, chief executive officer and director of Inland Retail Real Estate Trust, Inc. and is chairman, chief executive officer and director of Inland Western Retail Real Estate Trust, Inc. He is chairman, chief executive officer and affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts.

BRENDA G. GUJRAL (age 62) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and affiliated director of Inland American Retail Real Estate Trust, Inc.

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

CATHERINE L. LYNCH (age 46) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 60) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations. Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc. She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

    GUADALUPE GRIFFIN (age 40) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

 KELLY TUCEK (age 42) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and since 2004, treasurer of Inland American Real Estate Trust, Inc. As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 53) joined Inland in 1985 and is a Senior Vice President and Senior Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court. He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2004, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $64,788, of which $12,267 was unpaid as of December 31, 2004.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2004, such costs were $28,048, all of which was paid at December 31, 2004.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2004, we incurred $256,488 of such costs, of which $21,775 was unpaid as of December 31, 2004, and which are included in investment properties.

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

Item 14:  Principal Accountant Fees and Services

Fees. Aggregate fees for professional services rendered by our independent registered public account firm were as follows:
	Years ended December 31,
	2004	2003

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$42,000	36,900
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	9,490	5,400

Total fees	$51,490	42,300

On January 27, 2005, our audit committee approved Grant Thornton LLP to serve as our independent registered public accounting firm for the year ended December 31, 2004.

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

(d) Reports on Form 8-K.

None.

No annual report or proxy material for the year 2004 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 23, 2005

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 23, 2005

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 23, 2005

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 23, 2005

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 23, 2005