Form 10-Q
period 2005-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2005-05-10
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$12,450,983	4,338,694
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at March 31, 2005 and December 31, 2004) (Note 6)	277,057	78,414
Other current assets	344,916	7,286

Total current assets	13,072,956	4,424,394

Mortgage loans receivable (net of allowance for doubtful accounts of $412,978 and $1,208,378 at March 31, 2005 and December 31, 2004) (Note 6)	12,677,979	12,677,979
Investment properties (including acquisition fees paid to Affiliates of $600,030 and $690,325 at March 31, 2005 and December 31, 2004) (Notes 1, 3 and 4):
Land and improvements	17,522,552	19,821,907

Total assets	$43,273,487	36,924,280

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004

Current liabilities:
Accounts payable	$657,173	1,696,084
Accrued real estate taxes	39,972	34,567
Due to Affiliates (Note 3)	31,019	34,042
Unearned income	18,348	1,021,201

Total current liabilities	746,512	2,785,894

Deferred gain on sale of investment properties (Note 6)	7,411,108	7,411,108

Total liabilities	8,157,620	10,197,002

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	7,877,669	7,869,189
Cumulative cash distributions	(7,488,195)	(7,488,195)

	389,974	381,494
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2005 and December 31, 2004, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	53,431,818	45,051,709
Cumulative cash distributions	(61,265,834)	(61,265,834)

	34,725,893	26,345,784

Total Partners' capital	35,115,867	26,727,278

Total liabilities and Partners' capital	$43,273,487	36,924,280

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Income:
Sale of investment properties (Note 3)	$10,590,261	19,920,171
Recognition of deferred gain on sale of investment properties	-	221,930
Rental income (Note 4)	16,896	33,739
Interest income	229,816	244,178
Other income	2,751	2,475

	10,839,724	20,422,493

Expenses:
Cost of investment properties sold	3,049,672	4,631,121
Provision (recovery) for loan losses and bad debt expense	(795,400)	-
Professional services to Affiliates	11,296	11,638
Professional services to non-affiliates	37,895	41,068
General and administrative expenses to Affiliates	7,509	8,334
General and administrative expenses to non-affiliates	83,281	126,834
Marketing expenses to Affiliates	9,133	4,830
Marketing expenses to non-affiliates	34,844	13,174
Land operating expenses to non-affiliates	12,905	12,457

	2,451,135	4,849,456

Net income	$8,388,589	15,573,037

Net income allocated to:
General Partner	$8,480	4,113,523
Limited Partners	8,380,109	11,459,514

Net income	$8,388,589	15,573,037

Net income allocated to the one General Partner Unit	$8,480	4,113,523

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2005 and 2004)	$167.38	228.88

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$8,388,589	15,573,037
Adjustments to reconcile net income to net cash operating activities:
Provision for (recovery of) loan losses and bad debt expense	(795,400)	-
Gain on sale of investment properties	(7,540,589)	(15,289,050)
Recognition of deferred gain on sale of investment properties	-	(221,930)
Changes in assets and liabilities:
Restricted cash	-	(520)
Accounts and accrued interest receivable	(198,643)	(194,524)
Other current assets	(337,630)	(280,475)
Accounts payable	(1,038,911)	378,912
Accrued real estate taxes	5,405	(6,870)
Due to Affiliates	(3,023)	(12,416)
Unearned income	(1,002,853)	2,156

Net cash used in operating activities	(2,523,055)	(51,680)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	795,400	379,067
Additions to investment properties	(750,317)	(225,946)
Proceeds from sale of investment properties	10,590,261	19,920,171

Net cash provided by investing activities	10,635,344	20,073,292

Cash flows from financing activities:
Cash distributions	-	(15,000,000)

Net cash used in financing activities	-	(15,000,000)

Net increase in cash and cash equivalents	8,112,289	5,021,612
Cash and cash equivalents at beginning of period	4,338,694	3,165,895

Cash and cash equivalents at end of period	$12,450,983	8,187,507

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2005
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 2005, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $7,864 and $12,267 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs. Such costs of $9,133 and $4,830 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, all of which was paid as of March 31, 2005 and December 31, 2004.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the three months ended March 31, 2005, the Partnership incurred $59,955 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $23,155 and $21,775 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
March 31, 2005 (unaudited)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	1,587,700
		(3.47)	08/29/03
		(37.648)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	334,637	-	2,043,294	-

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	453,813	-	1,973,676	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,224,768	4,457	2,195,847	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	45,846	1,909,034	1,895,787	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	5,886,788
		(150.66)	01/10/05

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
March 31, 2005 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized

11	Will	138.447	08/20/91	$289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	4,630,225	1,200,969	4,647,747	66,101
		(9..2500)	Var 2004
		(5.5697)	Var 2004

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
March 31, 2005 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized

20	Kane &
Kendall		400.129	01/31/92	$1,692,623	101,318	1,793,941	1,515,095	1,250,469	2,058,567	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	30,372	18,798	285,418	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,764,537	5,556,530	361,193	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

March 31, 2005 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/05	Recognized

24A(b)	Kendall	.406	01/21/93	$155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	233,773	-	1,273,093	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	103,494	-	787,930	-

				$38,810,025	2,504,276	41,314,301	26,259,881	50,051,630	17,522,552	7,540,589

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

  Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

  Reconciliation of investment properties owned:

	March 31,	December 31,
	2005	2004

Balance at January 1,	$19,821,907	21,019,622
Additions during period	750,317	5,375,640
Sales during period	(3,049,672)	(6,573,355)

Balance at end of period	$17,522,552	19,821,907

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2005, the Partnership had leases of generally one year in duration, for approximately 611 acres of the approximately 1,338 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	03/31/05	12/31/04	03/31/05	03/31/05

5 & 19	07/01/11	6.00%	$12,677,979	12,677,979	190,522	7,411,108

15	07/31/05	9.00%	412,978	1,208,378	336,712	-

			13,090,957	13,886,357	527,234	7,411,108

Less allowance for doubtful accounts			412,978	1,208,378	336,712	-

			$12,677,979	12,677,979	190,522	7,411,108

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2005
(unaudited)

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of March 31, 2005 and December 31, 2004, the Partnership has recorded an allowance for doubtful accounts of $412,978 and $1,208,378 relating to the mortgage receivable and $336,712 relating to the accrued interest receivable relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454. During 2005, the Partnership received principal payments of $795,400 for a portion of the mortgage which was previously written off. The Partnership recorded a provision for the reversal of loan losses and bad debt expense in the amount of $795,400.

The General Partner guaranteed the third party development loans owed by the limited liability company or LLC. In reviewing the development's financial situation, our General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of our General Partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and sale of this project.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition. These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2005, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2005, we had recorded an allowance for doubtful accounts of $412,978 and $336,712 on the mortgage loans receivable and the related accrued interest receivable, respectively.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of March 31, 2005, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,191 acres, or 70%, of the approximately 4,530 acres originally owned. As of March 31, 2005, cumulative distributions have totaled $61,265,834 to the limited partners and $7,488,195 to the general partner. Of the $61,265,834 distributed to the limited partners, $60,544,834 was net sales proceeds, which exceeds the original capital, and $721,000 was from operations. As of March 31, 2005, we have used $26,259,881 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2005, we own, in whole or in part, 10 parcels consisting of approximately 1,338 acres, of which 611 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 2005, we had cash and cash equivalents of $12,450,983, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2005 we have received net sales proceeds of approximately $10,590,000 from the sales of Parcels 2, 10 and 18. We anticipate future additional sales of over 300 acres of Parcels 3, 18, 20 and 27 in 2005. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions. We anticipate making a distribution in the second quarter of 2005.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development and was sold in February 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February, 2004 the remaining 1.2 acres of Parcel 14 was sold. Parcel 26 was developed for single-family homes and as of December 31, 2004, 155 of the 165 lots have already closed. The remaining 10 lots were sold in January 2004. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3 and 27. We have completed our final planning on Parcels 4 and 18 and marketing has begun on these parcels.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $18,805 and $19,972 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, of which $7,864 and $12,267 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $9,133 and $4,830 have been incurred and paid and are included in marketing expenses to affiliates for the three months ended March 31, 2005 and 2004, respectively, all of which was paid at March 31, 2005 and December 31, 2004.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2005, we incurred $59,955 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $23,155 and $21,775 was unpaid as of March 31, 2005 and December 31, 2004, respectively.

Results of Operations

Income from the sale of investment properties of $10,590,261 and cost of investment properties sold of $3,049,672 for the three months ended March 31, 2005 is the result of the sale of Parcel 10, the sale of the remaining acreage of Parcel 2 and the sale of approximately 6 acres of Parcel 18. The sales activity for the three months ended March 31, 2005 is the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

-17

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. Through March 31, 2005, we received principal payments totaling $3,322,021 and recognized deferred gain of $2,819,026. The remaining deferred gain will be recognized as payments are received.

As of March 31, 2005, we owned 10 parcels of land consisting of approximately 1,338 acres. Of the approximately 1,338 acres owned, 611 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $16,896 and $33,739 for the three months ended March 31, 2005 and 2004, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

General and administrative expenses to non-affiliates were $83,281 and $126,834 for the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes payable as a result of decreased land sales in 2005.

Marketing expenses to non-affiliates were $34,844 and $13,174 for the three months ended March 31, 2005 and 2004, respectively. In 2004 and continuing into 2005, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of March 31, 2005 and December 31, 2004, we have recorded an allowance for doubtful accounts of $412,978 and $1,208,378 relating to the mortgage receivable and $336,712 relating to the accrued interest receivable, both relating to the sale of Parcel 15. The related deferred gain of $747,454 has been written off. During 2005, we received principal payments of $795,400 for a portion of the mortgage which was previously written off. We recorded a provision for the reversal of loan losses and bad debt expense in the amount of $795,400.

Our general partner guaranteed the third party development loans owed by the LLC. In reviewing the development's financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the limited liability company. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of this project. Based on our continuing review of the development's financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivables. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

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

There were no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated January 27, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant

     Report on Form 8-K/A dated February 3, 2005
     Item 4.01 - Change in Registrant's Certifying Accountant
     Item 9.01 - Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	May 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	May 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	May 10, 2005