Form 10-Q
period 2005-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2005-08-11
CIK 853496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2005 and December 31, 2004
(unaudited)

Assets
	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$6,550,515	4,338,694
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at June 30, 2005 and December 31, 2004) (Note 6)	456,183	78,414
Other current assets	273,744	302,507

Total current assets	7,280,442	4,719,615

Mortgage loans receivable (net of allowance for doubtful accounts of $412,978 and $1,208,378 at June 30, 2005 and December 31, 2004, respectively) (Note 5)	12,677,979	12,677,979
Investment properties (including acquisition fees paid to Affiliates of $590,221 and $690,325 at June 30, 2005 and December 31, 2004, respectively) (Notes 1, 3 and 5):
Land and improvements	17,443,393	19,821,907

Total assets	$37,401,814	37,219,501

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital
	2005	2004

Current liabilities:
Accounts payable	$453,559	1,696,084
Accrued real estate taxes	33,947	34,567
Due to Affiliates (Note 2)	41,631	34,042
Unearned income	43,107	1,316,422

Total current liabilities	572,244	3,081,115

Deferred gain on sale of investment properties (Note 5)	7,411,108	7,411,108

Total liabilities	7,983,352	10,492,223

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	8,379,913	7,869,189
Cumulative cash distributions	(7,988,195)	(7,488,195)

	392,218	381,494
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2005 and December 31, 2004, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	53,732,169	45,051,709
Cumulative cash distributions	(67,265,834)	(61,265,834)

	29,026,244	26,345,784

Total Partners' capital	29,418,462	26,727,278

Total liabilities and Partners' capital	$37,401,814	37,219,501

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income:
Sale of investment properties (Note 3)	$1,772,657	1,890,270	12,362,918	21,810,441
Deferred gain recognized	-	-	-	221,930
Rental income (Note 4)	16,985	35,052	33,881	68,791
Interest income	270,843	238,208	500,659	482,386
Other income	2,415	4,700	5,166	7,175

	2,062,900	2,168,230	12,902,624	22,590,723

Expenses:
Cost of investment properties sold	1,194,462	1,164,101	4,244,134	5,795,222
Professional services to Affiliates	6,654	11,910	17,950	23,548
Professional services to non-affiliates	-	7,168	37,895	48,236
General and administrative expenses to Affiliates	10,701	9,794	18,210	18,728
General and administrative expenses to non-affiliates	18,391	27,549	101,672	153,783
Marketing expenses to Affiliates	6,926	6,267	16,059	11,097
Marketing expenses to non-affiliates	994	11,832	35,838	25,006
Land operating expenses to non-affiliates	22,177	7,931	35,082	20,388
Provision (recovery) for loan losses and bad debt expense	-	-	(795,400)	-

	1,260,305	1,246,552	3,711,440	6,096,008

Net income	$802,595	921,678	9,191,184	16,494,715

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and six months ended June 30, 2005 and 2004
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income allocated to:
General Partner	$502,244	955	510,724	4,114,478
Limited Partners	300,351	920,723	8,680,460	12,380,237

Net income	$802,595	921,678	9,191,184	16,494,715

Net income allocated to the one General Partner Unit	$502,244	955	510,724	4,114,478

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2005 and 2004)	$6.00	18.39	173.37	247.27

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2005 and 2004
(unaudited)
	2005	2004
Cash flows from operating activities:
Net income	$9,191,184	16,494,715
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) loan losses and bad debt expense	(795,400)	-
Gain on sale of investment properties	(8,118,784)	(16,015,219)
Recognition of deferred gain on sale of investment properties	-	(221,930)
Changes in assets and liabilities:
Restricted cash	-	(1,042)
Accounts and accrued interest receivable	(377,769)	(410,132)
Other current assets	28,763	(270,381)
Accounts payable	(1,242,525)	336,958
Accrued real estate taxes	(620)	(22,224)
Due to Affiliates	7,589	(6,723)
Unearned income	(1,273,315)	(78,327)

Net cash used in operating activities	(2,580,877)	(194,305)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	795,400	379,067
Additions to investment properties	(1,865,620)	(1,175,324)
Proceeds from sale of investment properties	12,362,918	21,810,441

Net cash provided by investing activities	11,292,698	21,014,184

Cash flows from financing activities:
Cash distributions	(6,500,000)	(15,000,000)

Net cash used in financing activities	(6,500,000)	(15,000,000)

Net increase in cash and cash equivalents	2,211,821	5,819,879
Cash and cash equivalents at beginning of period	4,338,694	3,165,895

Cash and cash equivalents at end of period	$6,550,515	8,985,774

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2005
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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a Registration under the Securities Act of 1933. Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 2005, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $8,181 and $12,267 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs. Such costs of $16,059 and $11,097 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, all of which was paid as of June 30, 2005 and December 31, 2004.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. For the six months ended June 30, 2005, the Partnership incurred $123,329 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $33,450 and $21,775 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
June 30, 2005 (unaudited)

(3) Investment Properties
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	1,587,700
		(3.47)	08/29/03
		(37.648)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	665,581	55,457	2,318,781	532,740
		(3.400)	05/17/05

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	457,304	-	1,977,167	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,225,590	4,457	2,196,669	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	46,381	1,909,034	1,896,322	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	5,886,788
		(150.66)	01/10/05

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
June 30, 2005 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized
11	Will	138.447	08/20/91	$289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	4,993,747	2,339,974	3,872,264	111,556
		(9.2500)	Var 2004
		(18.2000)	Var 2005

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
June 30, 2005 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized

20	Kane &
Kendall		400.129	01/31/92	$1,692,623	101,318	1,793,941	1,592,784	1,250,469	2,136,256	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	31,640	18,798	286,686	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,764,853	5,556,530	361,509	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)
June 30, 2005 (unaudited)

(3) Investment Properties (continued)
	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/05	Recognized

24A(b)	Kendall	.406	01/21/93	$155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	549,323	-	1,588,643	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	124,660	-	809,096	-

				$38,810,025	2,504,276	41,314,301	27,375,184	51,246,092	17,443,393	8,118,784

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(3) Investment Properties (continued)

  Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.
  Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.
  On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).
  Reconciliation of investment properties owned:

	June 30,	December 31,
	2005	2004

Balance at January 1,	$19,821,907	21,019,622
Additions during period	1,865,620	5,375,640
Sales during period	(4,244,134)	(6,573,355)

Balance at end of period	$17,443,393	19,821,907

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2005, the Partnership had leases of generally one year in duration, for approximately 530 acres of the approximately 1,322 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales. The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.
					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/05	12/31/04	06/30/05	06/30/05

5 & 19	07/01/11	6.00%	$12,677,979	12,677,979	382,805	7,411,108

15	07/31/05	9.00%	412,978	1,208,378	336,712	-

			13,090,957	13,886,357	719,517	7,411,108

Less allowance for doubtful accounts			412,978	1,208,378	336,712	-

			$12,677,979	12,677,979	382,805	7,411,108

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2005
(unaudited)

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of June 30, 2005 and December 31, 2004, the Partnership has recorded an allowance for doubtful accounts of $412,978 and $1,208,378, respectively, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454. During 2005, the Partnership received principal payments of $795,400 for a portion of the mortgage which was previously written off. The Partnership recorded a provision for the reversal of loan losses and bad debt expense in the amount of $795,400.

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

(6) Subsequent Events

On July 1, 2005, we sold 5 additional lots of Parcel 18 for $345,953 and recorded a gain of approximately $7,400.

On July 14, 2005, we sold approximately 31 acres of Parcel 3 for $4,824,000 and recorded a gain of approximately $4,060,000.

On August 4, 2005, we received a principal payment of $322,986 for a portion of a mortgage receivable which was previously written off. Such amount will be recorded as a provision for the reversal of loan losses and bad debt expense in the third quarter.

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

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of June 30, 2005, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of June 30, 2005, we had recorded an allowance for doubtful accounts of $412,978 and $336,712 on the mortgage loans receivable and the related accrued interest receivable, respectively.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of June 30, 2005, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,208 acres, or 71%, of the approximately 4,530 acres originally owned. As of June 30, 2005, cumulative distributions have totaled $67,265,834 to the limited partners and $7,988,195 to the general partner. Of the $67,265,834 distributed to the limited partners, $66,544,834 was net sales proceeds, which exceeds the original capital, and $721,000 was from operations. As of June 30, 2005, we have used $27,375,184 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2005, we owned, in whole or in part, 10 parcels consisting of approximately 1,322 acres, of which 530 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 2005, we had cash and cash equivalents of $6,550,515, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2005 we have received net sales proceeds of $12,362,918 from the sales of Parcels 2, 3, 10 and 18. We anticipate future additional sales of over 300 acres of Parcels 18, 20 and 27 in 2005 through 2007. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions. On June 30, 2005, we made a distribution of $6,500,000.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development and was sold in February 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February, 2004 the remaining 1.2 acres of Parcel 14 was sold. Parcel 26 was developed for single-family homes and as of December 31, 2004, all of lots had closed. Parcel 20 has been granted rezoning which will permit additional land to be useable for development. We are in zoning and planning discussions for Parcels 3 and 27. We have completed our final planning on Parcels 4 and 18 and marketing has begun on these parcels.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $36,160 and $42,276 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, of which $8,181 and $12,267 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $16,059 and $11,097 have been incurred and paid and are included in marketing expenses to affiliates for the six months ended June 30, 2005 and 2004, respectively, all of which was paid at June 30, 2005 and December 31, 2004.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2005, we incurred $123,329 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $33,450 and $21,775 was unpaid as of June 30, 2005 and December 31, 2004, respectively.

Results of Operations

Income from the sale of investment properties of $12,362,918 and cost of investment properties sold of $4,244,134 for the six months ended June 30, 2005 is the result of the sale of 3.4 acres of Parcel 3, the sale of Parcel 10, the sale of the remaining acreage of Parcel 2 and the sale of approximately six acres of Parcel 18. Income from the sale of investment properties of $21,810,441 and cost of investment properties sold of $5,795,222 for the six months ended June 30, 2004 is the result of the sale of 80 acres of Parcel 8, the sale of Parcel 1, one acre of Parcel 14, 99 acres of Parcel 22 and the sale of the remaining lots at the Sugar Grove parcel (Parcel 26).

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. Through June 30, 2005, we received principal payments totaling $3,322,021 and recognized deferred gain of $2,819,026. The remaining deferred gain will be recognized as payments are received.

As of June 30, 2005, we owned 10 parcels of land consisting of approximately 1,322 acres. Of the approximately 1,322 acres owned, 530 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $33,881 and $68,791 for the six months ended June 30, 2005 and 2004, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

General and administrative expenses to non-affiliates were $101,672 and $153,783 for the six months ended June 30, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes payable as a result of decreased land sales in 2005.

Marketing expenses to non-affiliates were $35,838 and $25,006 for the six months ended June 30, 2005 and 2004, respectively. In 2004 and continuing into 2005, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher. As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of June 30, 2005 and December 31, 2004, we have recorded an allowance for doubtful accounts of $412,978 and $1,208,378, respectively, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable, both relating to the sale of Parcel 15. The related deferred gain of $747,454 has been written off. During 2005, we received principal payments of $795,400 for a portion of the mortgage which was previously written off. We recorded a provision for the reversal of loan losses and bad debt expense in the amount of $795,400.

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

Subsequent Events

On July 1, 2005, we sold 5 additional lots of Parcel 18 for $345,953 and recorded a gain of approximately $7,400.

On July 14, 2005, we sold approximately 31 acres of Parcel 3 for $4,824,000 and recorded a gain of approximately $4,060,000.

On August 4, 2005, we received a principal payment of $322,986 for a portion of a mortgage receivable which was previously written off. Such amount will be recorded as a provision for the reversal of loan losses and bad debt expense in the third quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

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

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
President
Date:	August 11, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	August 11, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Vice President and
principal financial officer
Date:	August 11, 2005