Form 10-Q
period 2005-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2005-11-14
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑   No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑   No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2005 and December 31, 2004

(unaudited)

Assets

	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$12,040,117	4,338,694
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at September 30, 2005 and December 31, 2004) (Note 5)	97,194	78,414
Other current assets	283,080	302,507

Total current assets	12,420,391	4,719,615

Mortgage loans receivable (net of allowance for doubtful accounts of $85,992 and $1,208,378 at September 30, 2005 and December 31, 2004, respectively) (Note 5)	12,070,999	12,677,979
Investment properties (including acquisition fees paid to Affiliates of $585,834 and $690,325 at September 30, 2005 and December 31, 2004, respectively) (Notes 1, 2 and 3):
Land and improvements	17,703,381	19,821,907

Total assets	$42,194,771	37,219,501

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2005 and December 31, 2004
(unaudited)

Liabilities and Partners' Capital

	2005	2004

Current liabilities:
Accounts payable	$626,854	1,696,084
Accrued real estate taxes	20,331	34,567
Due to Affiliates (Note 2)	55,346	34,042
Unearned income	47,713	1,316,422

Total current liabilities	750,244	3,081,115

Deferred gain on sale of investment properties (Note 5)	7,055,742	7,411,108

Total liabilities	7,805,986	10,492,223

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	8,385,239	7,869,189
Cumulative cash distributions	(7,988,195)	(7,488,195)

	397,544	381,494
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2005 and December 31, 2004, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	58,697,166	45,051,709
Cumulative cash distributions	(67,265,834)	(61,265,834)

	33,991,241	26,345,784

Total Partners' capital	34,388,785	26,727,278

Total liabilities and Partners' capital	$42,194,771	37,219,501

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Income:
Sale of investment properties (Note 3)	$5,132,996	-	17,495,914	21,810,441
Deferred gain recognized	355,366	165,600	355,366	387,530
Rental income (Note 4)	17,416	34,773	51,297	103,564
Interest income	268,909	247,026	769,568	729,412
Other income	8,635	3,550	13,801	10,725

	5,783,322	450,949	18,685,946	23,041,672

Expenses:
Cost of investment properties sold	1,050,592	-	5,294,726	5,795,222
Professional services to Affiliates	10,248	3,053	28,198	26,601
Professional services to non-affiliates	3,455	5,890	41,350	54,126
General and administrative expenses to Affiliates	8,258	1,383	26,468	20,111
General and administrative expenses to non-affiliates	46,819	12,701	148,491	166,484
Marketing expenses to Affiliates	5,815	28,605	21,874	39,702
Marketing expenses to non-affiliates	9,299	6,920	45,137	31,926
Land operating expenses to non-affiliates	5,499	20,318	40,581	40,706
Provision for (recovery of) bad debt expense	(326,986)	-	(1,122,386)	-

	812,999	78,870	4,524,439	6,174,878

Net income	$4,970,323	372,079	14,161,507	16,866,794

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations
(continued)

For the three and nine months ended September 30, 2005 and 2004
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income allocated to:
General Partner	$5,326	2,064	516,050	4,116,542
Limited Partners	4,964,997	370,015	13,645,457	12,750,252

Net income	$4,970,323	372,079	14,161,507	16,866,794

Net income allocated to the one General Partner Unit	$5,326	2,064	516,050	4,116,542

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,073 for the three and nine months ended September 30, 2005 and 2004)	$99.17	7.39	272.54	254.66

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$14,161,507	16,866,794
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(12,201,188)	(16,015,219)
Recognition of deferred gain on sale of investment properties	(355,366)	(387,530)
Provision for (recovery of) bad debt expense	(1,122,386)	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	(18,780)	(222,771)
Other current assets	19,427	2,180
Accounts payable	(59,678)	70,552
Accrued real estate taxes	(14,236)	(29,668)
Due to Affiliates	21,304	25,095
Unearned income	(2,609)	(12,606)

Net cash provided by operating activities	427,995	296,827

Cash flows from investing activities:
Restricted cash	-	182,879
Additions to investment properties	(4,185,752)	(1,667,500)
Principal payments collected on mortgage loans receivable	1,729,366	661,918
Proceeds from sale of investment properties	17,495,914	21,810,441
Deposits	(1,266,100)	33,136

Net cash provided by investing activities	13,773,428	21,020,874

Cash flows from financing activities:
Distributions	(6,500,000)	(15,000,000)

Net cash used in financing activities	(6,500,000)	(15,000,000)

Net increase in cash and cash equivalents	7,701,423	6,317,701
Cash and cash equivalents at beginning of period	4,338,694	3,165,895

Cash and cash equivalents at end of period	$12,040,117	9,483,596

Supplemental disclosure of non-cash investing activities:

Accounts payable at September 30, 2005 and 2004 includes $246,104 and $1,000,206 for the purchase of land improvements, respectively.

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2005
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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a Registration under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2005, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $13,026 and $12,267 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs.  Such costs of $21,874 and $39,702 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, all of which was paid as of September 30, 2005 and December 31, 2004.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  For the nine months ended September 30, 2005, the Partnership incurred $180,247 of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $42,320 and $21,775 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	1,587,700
		(3.47)	08/29/03
		(37.648)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	775,062	567,827	1,915,892	4,593,679
		(3.400)	05/17/05
		(31.000)	07/14/05

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	460,061	-	1,979,924	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,226,909	4,457	2,197,988	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	47,312	1,909,034	1,897,253	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	5,886,788
		(150.66)	01/10/05

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized

11	Will	138.447	08/20/91	$289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	6,018,890	2,878,196	4,359,185	133,021
		(9.2500)	Var 2004
		(24.2000)	Var 2005

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized

20	Kane &
Kendall		400.129	01/31/92	$1,692,623	101,318	1,793,941	1,667,964	1,250,469	2,211,436	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	33,813	18,798	288,859	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,765,488	5,556,530	362,144	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2005 (unaudited)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/05	Recognized

24A(b)	Kendall	.406	01/21/93	$155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	635,150	-	1,674,470	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	131,794	-	816,230	-

				$38,810,025	2,504,276	41,314,301	28,685,764	52,296,684	17,703,381	12,201,188

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2005	2004

Balance at January 1,	$19,821,907	21,019,622
Additions during period	3,176,200	5,375,640
Sales during period	(5,294,726)	(6,573,355)

Balance at end of period	$17,703,381	19,821,907

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2005, the Partnership had leases of generally one year in duration, for approximately 530 acres of the approximately 1,285 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/05	12/31/04	09/30/05	09/30/05

5 & 19	07/01/11	6.00%	$12,070,999	12,677,979	-	7,055,742

15	07/31/05	9.00%	85,992	1,208,378	336,712	-

			12,156,991	13,886,357	336,712	7,055,742

Less allowance for doubtful accounts			85,992	1,208,378	336,712	-

			$12,070,999	12,677,979	-	7,055,742

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2005
(unaudited)

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of September 30, 2005 and December 31, 2004, the Partnership had recorded an allowance for doubtful accounts of $85,992 and $1,208,378, respectively, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454. During 2005, the Partnership received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  The Partnership recorded a provision for the reversal of loan losses and bad debt expense in the amount of $1,122,386.

The General Partner guaranteed the third party development loans owed by the LLC. In reviewing the development’s financial situation, our General Partner determined that it would be in its best interest to have an affiliate acquire the interest in the LLC. The General Partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed to the Partnership. An affiliate of our General Partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the General Partner will complete the development and sale of this project.

(6) Subsequent Events

On October 12, 2005, we sold 7 additional lots of Parcel 18 for approximately $460,000 and recorded a gain of approximately $20,000.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable, cost allocation and revenue recognition.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to require companies to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2005, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of September 30, 2005, we had recorded an allowance for doubtful accounts of $85,992 and $336,712 on the mortgage loans receivable and the related accrued interest receivable, respectively.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate”.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of September 30, 2005, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,245 acres, or 72%, of the approximately 4,530 acres originally owned. As of September 30, 2005, cumulative distributions have totaled $67,265,834 to the limited partners and $7,988,195 to the general partner.  Of the $67,265,834 distributed to the limited partners, $66,544,834 was net sales proceeds, which exceeds the original capital, and $721,000 was from operations. As of September 30, 2005, we have used $28,685,764 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2005, we owned, in whole or in part, 10 parcels consisting of approximately 1,285 acres, of which 530 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2005, we had cash and cash equivalents of $12,040,117 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2005 we received net sales proceeds of $12,201,188 from the sales of Parcels 2, 3, 10 and 18. We anticipate future additional sales of over 300 acres of Parcels 18, 20 and 27 in 2005 through 2007.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions. On June 30, 2005, we made a distribution of $6,500,000.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development and was sold in February 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February 2004 the remaining 1.2 acres of Parcel 14 was sold.  Parcel 26 was developed for single-family homes and as of December 31, 2004, all of lots had been sold. Parcel 20 has been granted rezoning which will permit additional land to be useable for development.  We are in zoning and planning discussions for Parcels 3 and 27. Zoning and planning of Parcels 3 and 27 is substantially complete and two contracts for sale of developed single family lots are complete. We have completed our final planning on Parcels 4 and have entered into a contract for sale. Sales of improved lots are proceeding on Parcel 18.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $54,666 and $46,712 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, of which $13,026 and $12,267 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $21,874 and $39,702 have been incurred and paid and are included in marketing expenses to affiliates for the nine months ended September 30, 2005 and 2004, respectively, all of which was paid at September 30, 2005 and December 31, 2004.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2005, we incurred $180,247 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $42,320 and $21,775 was unpaid as of September 30, 2005 and December 31, 2004, respectively.

Results of Operations

Income from the sale of investment properties of $17,495,914 and cost of investment properties sold of $5,294,726 for the nine months ended September 30, 2005 is the result of the sale of 31.4 acres of Parcel 3, the sale of Parcel 10, the sale of the remaining acreage of Parcel 2 and the sale of approximately twelve acres of Parcel 18. Income from the sale of investment properties of $21,810,441 and cost of investment properties sold of $5,795,222 for the nine months ended September 30, 2004 is the result of the sale of 80 acres of Parcel 8, the sale of Parcel 1, one acre of Parcel 14, 99 acres of Parcel 22 and the sale of the remaining lots at the Sugar Grove parcel (Parcel 26).

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. Through September 30, 2005, we received principal payments totaling $3,929,001 and recognized deferred gain of $3,174,393.  The remaining deferred gain will be recognized as payments are received.

As of September 30, 2005, we owned 10 parcels of land consisting of approximately 1,285 acres. Of the approximately 1,285 acres owned, 530 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $51,297 and $103,564 for the nine months ended September 30, 2005 and 2004, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

General and administrative expenses to non-affiliates were $148,491 and $166,484 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in 2005 is due to a decrease in state taxes payable as a result of decreased land sales in 2005.

Marketing expenses to affiliates and non-affiliates were $67,011 and $71,628 for the nine months ended September 30, 2005 and 2004, respectively.  In 2004 and continuing into 2005, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of September 30, 2005 and December 31, 2004, we had recorded an allowance for doubtful accounts of $85,992 and $1,208,378, respectively, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable, both relating to the sale of Parcel 15. The related deferred gain of $747,454 has been written off. During 2005, we received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  We recorded a provision for the reversal of loan losses and bad debt expense in the amount of $1,122,386.

Our general partner guaranteed the third party development loans owed by the LLC. In reviewing the development’s financial situation, our general partner determined that it would be in its best interest to have an affiliate acquire the interest in the limited liability company. The general partner and its affiliates concluded that they could better control the continuing costs to complete the development and would therefore have the best opportunity to limit their exposure under the guarantee agreements and possibly recover a portion of the amount owed. An affiliate of our general partner acquired the interests in the LLC and paid off the debt under its guarantee of the LLC loans. The affiliate of the general partner will complete the development and sale of this project. Based on our continuing review of the development’s financial situation, we do not anticipate receiving any additional proceeds. However, any write-off will not take place until such time as we are certain that no further proceeds will become available to reduce the amount of the receivables. Our limited partners received distributions that equated to the parcel capital plus approximately a 6% return per annum on the parcel capital through the date of the distribution.

Subsequent Events

On October 12, 2005, we sold 7 additional lots of Parcel 18 for approximately $460,000 and recorded a gain of approximately $20,000.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control of financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	November 10, 2005

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 10, 2005

/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	November 10, 2005