Form 10-K
period 2005-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2006-03-24
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

___________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P.  was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2005, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2005, we have had multiple sales transactions, through which we have disposed of approximately 3,254 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be used for development.  We are in zoning and planning discussions for Parcels 3 and 27. We have completed our final planning on Parcels 4 and 18 and marketing has begun on these parcels.

In addition to the sales of the remaining acres of Parcels 2 and 10 in 2005, we also sold 34.4 acres of Parcel 3, and 33.3 acres of Parcel 18. In June 2005, we paid distributions totaling $6,500,000, which included $6,000,000 paid to the limited partners and $500,000 paid to the general partner. In December 2005, we paid an additional distribution totaling $3,900,000, which included $3,500,000 paid to the limited partners and $400,000 paid to the general partner.  In addition to these sales which occurred in 2005, we anticipate additional sales of over 600 acres of Parcels 3, 4, 18, 20 and 27 during 2006 and 2007.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2005.

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

We make available, free of charge through our general partner’s website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our general partner’s website address is www.inland-investments.com. The information contained on this website, or other websites linked to our website, is not part of this document.

Limited partners wishing to communicate with our general partner can do so by writing to the attention of the general partner care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1(a). Risk Factors

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land.  An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies.  We will conduct rezoning and pre-development activities with respect to our land investments.  Rezoning may only be effected by appropriate city, county and/or other local authorities.  There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes citizens oppose our efforts. Moreover, these authorities may require us to spend funds to facilitate future development of the land as a condition of rezoning.  There can be no assurance that we will have sufficient funds to accomplish the required changes.

Restricted or Limited Access to Utilities and Roadways.  The value of our land will be affected by ease of access to utilities and transportation.  If public utility providers are not located in sufficient proximity to a parcel owned by the partnership, the cost of arranging for such utility access may be prohibitive to the partnership or a potential purchaser of the parcel, thereby reducing the value of the parcel. Delays and/or postponements in the construction of roads in areas by our parcels likely would adversely affect the value of our parcels.

Environmental Risks.  Federal and state environmental laws can impose substantial liability on owners of real estate without regard to fault, even when other parties are or were responsible for the environmental impairment.  Environmental liabilities could cause us to incur significant expenses, including (but not limited to) the obligation to remedy or clean up hazardous substances (such as pesticides commonly used on farmland) or other pollutants, regardless of fault.  Such liabilities could require us to dispose of a property at a loss, which could be substantial.

In addition, the value of our land is affected by the drainage pattern of such land and the surrounding area, the susceptibility of such land to flooding and the possibility that such land might be classified as "wetlands" by a government agency, thereby inhibiting or precluding development of the parcel.

Nature of Farm Leases and Limited Current Income.  With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income.  Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes).  At the same time, our farm rental revenue is subject to a farm tenant's ability to pay the contracted rent, which depends on fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

Lack of Geographic Diversification.  All of our land investments are located in the Chicago metropolitan area.  The success of the partnership will, therefore, depend to a great extent upon the rate and amount of economic growth in the Chicago metropolitan area.

Partnership-Related Risks

Risk of Installment Sale.  We may sell some land parcels on an installment basis (which means that the sale price will be received in installments during the term of the agreement).  In the event we find it necessary or desirable to provide such financing upon the resale of our parcels, a liquidation of the partnership may be delayed beyond the time of disposition of the parcels until any such loans are repaid or otherwise liquidated.  In the event of a default on an installment sale, we may be forced to reacquire a property.

No Market for Units.  Our units are subject to certain restrictions on transferability.  As a result of these restrictions, no public trading market is likely to develop for these securities, nor is one intended to develop.  Purchasers of units may not, therefore, be able to liquidate their investment, and units may not be readily acceptable as collateral for a loan.

Conflicts of Interest.   We may be subject to various conflicts of interest arising out of our relationship with our general partners and its affiliates.   If the general partner or its affiliates breach their fiduciary obligations to us, or do not resolve these conflicts of interest to our benefit, we could suffer consequences which we might not otherwise be subject to if such conflicts of interest did not exist.

Federal Income Tax Aspects

Potential Receipt of UBTI.  The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income ("UBTI") and affect limited partners that are tax-exempt entities.

Item 1(b). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, McHenry County, Illinois	372.7590	-	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	-	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3, Kendall County, Illinois	120.8170	86.427	11/06/90
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	57.0765	04/16/91
	(.2580		sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.000		sold 01/23/01)
	(80.000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	-	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	-	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	96.6000	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	378.9910	01/31/92
	(21.1380		sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	14.0130	05/26/92
	(1.0000		sold 03/16/99)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	-	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 27, Kendall County, Illinois	83.5250	83.5250	03/11/93

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

*  On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2005, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Consistent with our limited partnership agreement, there were no matters submitted to a vote of our security holders during 2005.

Part II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of March 15, 2006, there were 4,472 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2005 and 2004, we paid the following distributions:

Distributions to:	2005	2004

General partners	$900,000	4,111,902
Limited partners	9,500,000	17,088,098

Total	$10,400,000	21,200,000

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2005, 2004, 2003, 2002 and 2001

(not covered by Report of Independent Registered Public Accounting Firm)

	2005	2004	2003	2002	2001

Total assets	$40,369,857	37,219,501	39,274,559	41,787,000	46,018,596

Total income	$20,171,792	25,705,324	5,713,191	12,208,392	20,993,953

Net income	$14,722,791	18,657,525	2,504,880	6,333,833	13,666,351

Net income allocated to the one general partner unit	$918,818	4,118,355	348,525	1,244,813	1,221,246

Net income allocated per limited partnership unit	$275.70	290.39	43.07	101.64	248.54

Distributions per limited partnership unit from sales	$189.74	341.30	92.50	174.83	299.56

Weighted average limited partnership units	50,068	50,068	50,068	50,068	50,073

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2005, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2005, the partnership has evaluated the mortgage loans receivables and recorded an allowance for doubtful accounts of $85,992 on one of the mortgage loans receivable.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2005, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,254 acres of the approximately 4,530 acres originally owned. As of December 31, 2005, cumulative distributions have totaled $70,765,834 to the limited partners and $8,388,195 to the general partner.  Of the $70,765,834 distributed to the limited partners, $70,044,834 was net sales proceeds, which represents a return of original capital, and $721,000 was from operations. As of December 31, 2005, we have used $33,809,650 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2005, we own, in whole or in part, 10 parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance. We continue to market the remaining acres for sale.

At December 31, 2005, we had cash and cash equivalents of $6,129,127 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

In 2005 we received net sales proceeds of approximately $18,404,697 from the sales of Parcels 2, 3, 10, and 18. In June 2005, we paid distributions totaling $6,500,000, which included $6,000,000 paid to the limited partners and $500,000 paid to the general partner. In December 2005, we paid distributions totaling $3,900,000, which included $3,500,000 paid to the limited partners and $400,000 paid to the general partner.  In addition to these sales which occurred in 2005, we anticipate additional sales of Parcels 3, 4, 18, 20 and 27 during 2006 and 2007. See Subsequent Events for sales which have occurred in 2006.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be useable for development.  A portion of parcels 3 and 27 have been approved for residential development and zoning and land planning on the commercial portions of these parcels continue. We have completed our final planning on Parcels 4 and 18 and marketing has begun on these parcels.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $63,327, $64,788 and $71,464 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, of which $8,511 and $12,267 was unpaid as of December 31, 2005 and 2004, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $35,818, $28,048 and $26,008 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, all of which was paid at December 31, 2005 and 2004.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2005 and 2004, we incurred $236,691 and $256,488, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $62,716 and $21,775 was unpaid as of December 31, 2005 and 2004, respectively.

Results of Operations

Income from the sale of investment properties of $18,404,697 and cost of investment properties sold of $6,133,357 recorded for the year ended December 31, 2005 is the result of the sale of the remaining 37.645 acres of Parcel 2, the sale of 34.4 acres of Parcel 3, the sale of the remaining 150.66 acres of Parcel 10 and the sale of 33.3 acres of Parcel 18.  Income from the sale of investment properties of $23,345,650 and cost of investment properties sold of $6,573,355 recorded for the year ended December 31, 2004 is the result of the sale of the remaining 372 acres of Parcel 1, the sale of 80 acres of Parcel 8, the sale of 1.2 acres of Parcel 14, the sale of 9.25 acres of Parcel 18, the sale of 101 acres of Parcel 22 and the sale of the 10 remaining lots of Parcel 26.  Income from the sale of investment properties of $3,792,214 and cost of investment properties sold of $2,258,971 for the year ended December 31, 2003 is the result of the sale of approximately 3 acres of Parcel 2, 14 acres of Parcel 14, 34 acres of Parcel 22 and the sale of additional lots of Parcel 26. The sales activity for the years ended December 31, 2005, 2004 and 2003, respectively, are the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. During 2005, we received principal payments totaling $972,964 and recognized deferred gain of $569,637. As of December 31, 2005, the balance of the mortgage loan receivable was $11,705,015. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2005, we owned 10 parcels of land consisting of approximately 1,276 acres. Of the approximately 1,276 acres owned, 500 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $79,969, $127,291 and $190,115 for the years ended December 31, 2005, 2004 and 2003, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

Professional services to affiliates were $35,051, $40,156 and $38,388 for the years ended December 31, 2005, 2004 and 2003, respectively. Professional services to affiliates decreased in 2005 due to a decrease in legal services as a result of less sales activity.

General and administrative expenses to non-affiliates were $50,172, $53,113 and $29,206 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2004 was due to an increase in the printing, postage and investor service expenses.

Tax expenses were $121,561, $144,677 and $56,451 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase in tax expenses in 2005 and 2004 is due to state taxes paid and accrued as a result of the land sales.

Marketing expenses to non-affiliates were $49,949, $75,440 and $79,038 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2003 and continuing into 2004, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website. In 2005, marketing expenses decreased as we took advantage of our established marketing plans.

Land operating expenses to non-affiliates were $66,892, $50,465 and $81,971 for the years ended December 31, 2005, 2004 and 2003 respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned and decrease as acres are sold.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently, the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to us are lower than anticipated. As of December 31, 2005, 2004 and 2003, we have recorded an allowance for doubtful accounts of $85,992, $1,208,378 and $1,208,378, respectively, relating to the mortgage receivable and $336,712 relating to the accrued interest relating to the sale of Parcel 15 and have written off the related deferred gain of $747,454.  During 2005, we received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  We recorded a provision for the reversal of loan losses and bad debt expense in the amount of $1,122,386.

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

Subsequent Events

Since January 1, 2006, we have sold 15 additional lots of parcel 18 for approximately $910,000 and recorded a gain of approximately $70,000.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2005, 2004 and 2003.

	12/31/05	09/30/05	06/30/05	03/31/05
Total income	$1,485,846	5,783,322	2,062,900	10,839,724
Net income	561,284	4,970,323	802,595	8,388,589
Net income allocated to the limited partners	158,516	4,964,997	300,351	8,380,109
Net operating income per limited partnership unit, basic and diluted	3.16	99.17	6.00	167.37

	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$2,663,652	450,949	2,168,230	20,422,493
Net income	1,790,731	372,079	921,678	15,573,037
Net income allocated to the limited partners	1,788,915	370,015	920,723	11,459,517
Net operating income per limited partnership unit, basic and diluted	35.73	7.39	18.39	228.88

	12/31/03	09/30/03	06/30/03	03/31/03
Total income	$1,168,417	581,344	3,294,354	669,076
Net income (loss)	928,394	(170,720)	1,562,441	184,765
Net income (loss) allocated to the limited partners	585,882	(173,244)	1,560,096	183,621
Net operating income (loss) per limited partnership unit, basic and diluted	11.70	(3.46)	31.16	3.67

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying statements of operations, partners' capital, and cash flows of Inland Land Appreciation Fund II, L.P. (a limited partnership) (the "Partnership") for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Inland Land Appreciation Fund II, L.P. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 26, 2004

Chicago, Illinois

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2005 and 2004

Assets

	2005	2004
Current assets:
Cash and cash equivalents (Note 1)	$6,129,127	4,338,694
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at December 31, 2005 and 2004) (Note 6)	268,897	78,414
Other current assets	278,182	302,507

Total current assets	6,676,206	4,719,615

Mortgage loans receivable (net of allowance for doubtful accounts of $85,992 and $1,208,378 at December 31, 2005 and 2004, respectively) (Note 6)	11,705,015	12,677,979
Investment properties (including acquisition fees paid to Affiliates of $585,834 and $690,325 at December 31, 2005 and 2004, respectively) (Notes 1, 3 and 4):
Land and improvements	21,988,636	19,821,907

Total assets	$40,369,857	37,219,501

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2005 and 2004

Liabilities and Partners' Capital

	2005	2004

Current liabilities:
Accounts payable	$2,377,965	1,696,084
Accrued real estate taxes	29,126	34,567
Due to Affiliates (Note 3)	71,227	34,042
Unearned income	-	1,316,422

Total current liabilities	2,478,318	3,081,115

Deferred gain on sale of investment properties (Note 6)	6,841,470	7,411,108

Total liabilities	9,319,788	10,492,223

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	8,788,007	7,869,189
Cumulative cash distributions	(8,388,195)	(7,488,195)

	400,312	381,494
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2005 and 2004, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	58,855,682	45,051,709
Cumulative cash distributions	(70,765,834)	(61,265,834)

	30,649,757	26,345,784

Total Partners' capital	31,050,069	26,727,278

Total liabilities and Partners' capital	$40,369,857	37,219,501

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Sale of investment properties (Notes 1 and 3)	$18,404,697	23,345,650	3,792,214
Recognition of deferred gain on sale of investment properties (Note 6)	569,638	1,239,953	703,150
Rental income (Note 5)	79,969	127,291	190,115
Interest income	1,055,516	979,905	1,015,887
Other income	61,972	12,525	11,825

	20,171,792	25,705,324	5,713,191

Expenses:
Cost of investment properties sold	6,133,357	6,573,355	2,258,971
Professional services to Affiliates	35,051	40,156	38,388
Professional services to non-affiliates	50,311	57,913	43,843
General and administrative expenses to Affiliates	28,276	24,632	33,076
General and administrative expenses to non-affiliates	50,172	53,113	29,206
Tax expense	121,561	144,677	56,451
Marketing expenses to Affiliates	35,818	28,048	26,008
Marketing expenses to non-affiliates	49,949	75,440	79,038
Land operating expenses to non-affiliates	66,892	50,465	81,971
Recovery of bad debt expense	(1,122,386)	-	-
Impairment loss on land	-	-	561,359

	5,449,001	7,047,799	3,208,311

Net income	$14,722,791	18,657,525	2,504,880

Net income allocated to (Note 2):
General Partner	$918,818	4,118,355	348,525
Limited Partners	13,803,973	14,539,170	2,156,355

Net income	$14,722,791	18,657,525	2,504,880

Net income allocated to the one General Partner Unit	$918,818	4,118,355	348,525

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2005, 2004 and 2003)	$275.70	290.39	43.07

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2005, 2004 and 2003

	General	Limited
	Partner	Partners	Total

Balance January 1, 2003	$366,742	31,369,760	31,736,502

Distributions to Partners ($92.50 per weighted average Limited Partnership Units of 50,068) (Note 2)	(340,226)	(4,631,403)	(4,971,629)
Net income (Note 2)	348,525	2,156,355	2,504,880

Balance December 31, 2003	375,041	28,894,712	29,269,753

Distributions to Partners ($341.30 per weighted average Limited Partnership Units of 50,068) (Note 2)	(4,111,902)	(17,088,098)	(21,200,000)
Net income (Note 2)	4,118,355	14,539,170	18,657,525

Balance December 31, 2004	381,494	26,345,784	26,727,278

Distributions to Partners ($189.74 per weighted average Limited Partnership Units of 50,068) (Note 2)	(900,000)	(9,500,000)	(10,400,000)
Net income (Note 2)	918,818	13,803,973	14,722,791

Balance December 31, 2005	$400,312	30,649,757	31,050,069

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$14,722,791	18,657,525	2,504,880
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties	(12,271,340)	(16,772,295)	(1,533,243)
Recognition of deferred gain on sale of investment properties	(569,638)	(1,239,953)	(703,150)
Recovery of bad debt expense	(1,122,386)	-	-
Impairment loss on land	-	-	561,359
Changes in assets and liabilities:
Restricted cash	-	182,879	(2,763)
Accounts and accrued interest receivable	(190,483)	24,848	845,838
Other current assets	24,325	(257)	(7,029)
Accounts payable	681,881	1,647,095	(145,122)
Accrued real estate taxes	(5,441)	(21,746)	(99,636)
Due to Affiliates	37,185	(11,225)	15,898
Unearned income	(13,321)	(181,975)	886,318

Net cash provided by operating activities	1,293,573	2,284,896	2,323,350

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	2,095,350	2,117,893	1,204,128
Additions to investment properties	(8,300,086)	(5,375,640)	(1,249,231)
Proceeds from sale of investment properties	18,404,697	23,345,650	3,792,214
Deposits	(1,303,101)	-	-

Net cash provided by investing activities	10,896,860	20,087,903	3,747,111

Cash flows from financing activities:
Distributions	(10,400,000)	(21,200,000)	(4,971,629)

Net cash used in financing activities	(10,400,000)	(21,200,000)	(4,971,629)

Net increase in cash and cash equivalents	1,790,433	1,172,799	1,098,832
Cash and cash equivalents at beginning of year	4,338,694	3,165,895	2,067,063

Cash and cash equivalents at end of year	$6,129,127	4,338,694	3,165,895

Supplemental schedule of non-cash investing activities:
Reduction of investment properties	$6,133,357	6,573,355	2,258,971
Gain on sale of investment properties	12,271,340	16,772,295	1,533,243

Proceeds from sale of investment properties	$18,404,697	23,345,650	3,792,214

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2005, 2004 and 2003

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2005, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners could, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2004 financial statements to conform with the 2005 presentation.

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

	2005		2004
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$40,369,857	46,632,298	37,219,501	44,459,719

Partners' capital:
General Partner	400,312	219,416	381,494	200,597
Limited Partners	30,649,757	38,363,095	26,345,784	34,059,123

Net income:
General Partner	918,818	909,504	4,118,355	4,118,575
Limited Partners	13,803,973	12,865,209	14,539,170	13,618,583

Net income per Limited Partnership Unit	275.70	256.95	290.39	272.00

The net income per Unit is based upon the weighted average number of Units of 50,068 during 2005 and 2004.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153: Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 will have a material impact on its financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Partnership does not expect that this EITF Issue will have a material effect on its financial statements.

In June 2005, the FASB issued EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.  The EITF provides clarification regarding SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information.  The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles provided in SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131.  This should be applied for fiscal years ending after September 15, 2005.  The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so.  Early application of the consensus is permitted.  The adoption of this consensus did not have a significant impact on the Partnership’s segment disclosure.

In March 2005, the FASB issued FIN No. 47: Accounting for Conditional Asset Retirement Obligations.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and (or) method of settlement may be conditional on a future event.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this interpretation did not have a significant impact on the Partnership’s financial statements.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

 (3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $8,511 and $12,267 was unpaid as of December 31, 2005 and 2004, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $35,818, $28,048 and $26,008 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, all of which was paid as of December 31, 2005 and 2004.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  For the years ended December 31, 2005 and 2004, the Partnership incurred $236,691 and $256,488, respectively, of such costs.  The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $62,716 and $21,775 was unpaid as of December 31, 2005 and 2004, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	1,587,700
		(3.47)	08/29/03
		(37.645)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	2,344,554	567,827	3,485,384	4,593,679
		(3.390)	05/17/05
		(31.000)	07/14/05

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	464,714	-	1,984,577	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,227,996	4,457	2,199,075	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	48,650	1,909,034	1,898,591	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized

10	Will	150.66	08/20/91	$1,866,716	89,333	1,956,049	23,897	1,979,946	-	5,886,788
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	6,578,494	3,716,827	4,080,158	203,173
		(9.2500)	Var 2004
		(33.3197)	Var 2005

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized

19	Kane	436.236	12/13/91	$4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	3,218,693	1,250,469	3,762,165	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	35,798	18,798	290,844	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,767,592	5,556,530	364,248	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/05	Recognized

24	Kendall	3.908	01/21/93	$645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	2,052,730	-	3,092,050	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	147,108	-	831,544	-

				$38,810,025	2,504,276	41,314,301	33,809,650	53,135,315	21,988,636	12,271,340

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	2005	2004

Balance at January 1,	$19,821,907	21,019,622
Additions during year	8,300,086	5,375,640
Sales during year	(6,133,357)	(6,573,355)

Balance at December 31,	$21,988,636	19,821,907

(e)

The aggregate cost of investment properties owned at December 31, 2005 for Federal income tax purposes was approximately $20,600,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2005, the Partnership had leases of generally one year in duration, for approximately 500 acres of the approximately 1,276 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of Parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $12,400,000 and $13,750,000, at December 31, 2005 and 2004, respectively.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/05	12/31/04	12/31/05	12/31/05

5 & 19	07/01/11	6.00%	$11,705,015	12,677,979	163,203	6,841,470

15	07/31/05	9.00%	85,992	1,208,378	336,712	-

			11,791,007	13,886,357	499,915	6,841,470

Less allowance for doubtful accounts			85,992	1,208,378	336,712	-

			$11,705,015	12,677,979	163,203	6,841,470

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

The velocity of the developer's individual home sales was slower than was originally projected and consequently, the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2005, 2004 and 2003, the Partnership has recorded an allowance for doubtful accounts of $85,992, $1,208,378 and $1,208,378, respectively, relating to the mortgage receivable and $336,712, relating to the accrued interest relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454.  During 2005, the Partnership received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  The Partnership recorded a provision for the reversal of loan losses and bad debt expense in the amount of $1,122,386.

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

 (7) Subsequent Events

Since January 1, 2006, we have sold 15 additional lots of parcel 18 for approximately $910,000 and recorded a gain of approximately $70,000.

Item 9.  Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2005.

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During 2005, the board of directors of our general partner formalized the audit committee. The Audit Committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2005, our general partner adopted a Code of Ethics that applies to all of its employees.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows.  Ages are listed as of January 1, 2006.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Gary E. Pechter	Senior Vice President, The Inland Group, Counsel to the Partnership

DANIEL L. GOODWIN (age 62) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 62) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 62) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 63) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also Chief Executive Officer and an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairman of the board of Inland Real Estate Exchange Corporation and President and chief operating officer and an affiliated director of Inland American Retail Real Estate Trust, Inc.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 70,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland’s publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland’s current and prior programs.  Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC’s investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for more than 20 years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses withthe NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association for Female Executives.

CATHERINE L. LYNCH (age 47) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 61) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 41) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 43) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and beginning in 2006, vice president, controller of Inland Western Retail Real Estate Advisory Services, Inc.  As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

GARY E. PECHTER (age 54) joined Inland in 1985 and is a Senior Vice President and Assistant General Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC. In his capacity as their counsel, Mr. Pechter has been admitted to practice law in the State of Illinois and the federal district court.  He is also a licensed real estate broker. Mr. Pechter received his undergraduate degree from the University of Illinois and his law degree from John Marshall Law School.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2005, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $63,327, of which $8,511 was unpaid as of December 31, 2005.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed  (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2005, such costs were $35,818, all of which was paid at December 31, 2005.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2005, we incurred $236,691 of such costs, of which $62,716 was unpaid as of December 31, 2005, and which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)

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

Item 14:  Principal Accountant Fees and Services

Fees.  Aggregate fees for professional services rendered by our independent registered public account firm were as follows:

	Years ended December 31,
	2005	2004

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$35,801	42,000
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	5,200	9,490

Total fees	$41,001	51,490

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

The financial statements listed in the index at page 17 of this annual report are filed as part of this annual report.

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

(d)

Reports on Form 8-K.

None.

No annual report or proxy material for the year 2005 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

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