Form 10-Q
period 2006-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2006-05-11
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑   No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

March 31, 2006 and December 31, 2005

(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$4,964,583	6,129,127
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $336,712 at March 31, 2006 and December 31, 2005) (Note 5)	141,851	268,897
Other current assets	278,000	278,182

Total current assets	5,384,434	6,676,206

Mortgage loans receivable (net of allowance for doubtful accounts of $85,992 at March 31, 2006 and December 31, 2005) (Note5)	10,847,737	11,705,015
Investment properties (including acquisition fees paid to Affiliates of $575,006 and $585,834 at March 31, 2006 and December 31, 2005, respectively) (Notes 1 and 3):
Land and improvements	22,972,485	21,988,636

Total assets	$39,204,656	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

March 31, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$1,048,001	2,377,965
Accrued real estate taxes	36,670	29,126
Due to Affiliates (Note 2)	58,387	71,227
Unearned income	6,624	-

Total current liabilities	1,149,682	2,478,318

Deferred gain on sale of investment properties (Note 5)	6,339,564	6,841,470

Total liabilities	7,489,246	9,319,788

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	8,788,912	8,788,007
Cumulative cash distributions	(8,388,195)	(8,388,195)

	401,217	400,312
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2006 and December 31, 2005, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	59,520,118	58,855,682
Cumulative cash distributions	(70,765,834)	(70,765,834)

	31,314,193	30,649,757

Total Partners' capital	31,715,410	31,050,069

Total liabilities and Partners' capital	$39,204,656	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three months ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Income:
Sale of investment properties (Note 3)	$911,575	10,590,261
Recognition of deferred gain on sale of investment properties	501,906	-
Rental income (Note 4)	19,128	16,896
Interest income	214,223	229,816
Other income	11,928	2,751

	1,658,760	10,839,724

Expenses:
Cost of investment properties sold	838,633	3,049,672
Provision (recovery) for loan losses and bad debt expense	-	(795,400)
Professional services to Affiliates	7,149	11,296
Professional services to non-affiliates	33,442	37,895
General and administrative expenses to Affiliates	3,170	7,509
General and administrative expenses to non-affiliates	45,844	83,281
Marketing expenses to Affiliates	7,621	9,133
Marketing expenses to non-affiliates	29,297	34,844
Land operating expenses to non-affiliates	28,263	12,905

	993,419	2,451,135

Net income	$655,341	8,388,589

Net income allocated to:
General Partner	$905	8,480
Limited Partners	664,436	8,380,109

Net income	$665,341	8,388,589

Net income allocated to the one General Partner Unit	$905	8,480

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2006 and 2005)	$13.27	167.38

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$665,341	8,388,589
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (recovery of) loan losses and bad debt expense	-	(795,400)
Gain on sale of investment properties	(72,942)	(7,540,589)
Recognition of deferred gain on sale of investment properties	(501,906)	-
Changes in operating assets and liabilities:
Accounts and accrued interest receivable	127,046	(198,643)
Other current assets	182	(337,630)
Accounts payable	(1,329,964)	(1,038,911)
Accrued real estate taxes	7,544	5,405
Due to Affiliates	(12,840)	(3,023)
Unearned income	6,624	(1,002,853)

Net cash used in operating activities	(1,110,915)	(2,523,055)

Cash flows from investing activities:
Principal payments on mortgage loans receivable	857,278	795,400
Additions to investment properties	(1,822,482)	(750,317)
Proceeds from sale of investment properties	911,575	10,590,261

Net cash provided by (used in) investing activities	(53,629)	10,635,344

Net increase (decrease) in cash and cash equivalents	(1,164,544)	8,112,289
Cash and cash equivalents at beginning of period	6,129,127	4,338,694

Cash and cash equivalents at end of period	$4,964,583	12,450,983

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

March 31, 2006
(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2005, which are included in the Partnership's 2005 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 2006, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the period presented herein.  Results of interim periods are not necessarily indicative of results to be expected for the year. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $7,693 and $8,511 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs.  Such costs of $7,621 and $9,133 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2006 and March 31, 2005, respectively, of which $5,069 and $0 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  For the three months ended March 31, 2006, the Partnership incurred $67,149 of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $45,625 and $62,716 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

March 31, 2006 (unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.47)	08/29/03
		(37.645)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	2,854,857	567,827	3,995,687	-
		(3.390)	05/17/05
		(31.000)	07/14/05

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	474,414	-	1,994,277	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,230,312	4,457	2,201,391	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	50,822	1,909,034	1,900,763	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized
10	Will	150.66	08/20/91	$1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	6,962,347	4,555,460	3,625,378	72,942
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(9.25)	Var 2006

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized

19	Kane	436.236	12/13/91	$4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	3,584,495	1,250,469	4,127,967	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	37,886	18,798	292,932	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,117	5,556,530	364,773	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/06	Recognized

24	Kendall	3.908	01/21/93	$645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	2,556,539	-	3,595,859	-

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	189,022	-	873,458	-

				$38,810,025	2,504,276	41,314,301	35,632,132	53,973,948	22,972,485	72,942

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	March 31,	December 31,
	2006	2005

Balance at January 1,	$21,988,636	19,821,907
Additions during period	1,822,482	8,300,086
Sales during period	(838,633)	(6,133,357)

Balance at end of period	$22,972,485	21,988,636

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2006, the Partnership had leases of generally one year in duration, for approximately 757 acres of the approximately 1,267 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	03/31/06	12/31/05	03/31/06	03/31/06

5 & 19	07/01/11	6.00%	$10,847,737	11,705,015	56,551	6,339,564

15	07/31/05	9.00%	85,992	85,992	336,712	-

			10,933,729	11,791,007	393,263	6,339,564

Less allowance for doubtful accounts			85,992	85,992	336,712	-

			$10,847,737	11,705,015	56,551	6,339,564

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  For the three months ended March 31, 2006, we received principal payments totaling $857,278 and recognized deferred gain of $501,906.  The remaining deferred gain will be recognized as payments are received.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

March 31, 2006
(unaudited)

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of March 31, 2006 and December 31, 2005, the Partnership had recorded an allowance for doubtful accounts of $85,992 relating to the mortgage receivable and $336,712 relating to the accrued interest receivable relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454. During 2005, the Partnership received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  The Partnership recorded a provision for the reversal of loan losses and bad debt expense in the amount of $1,122,386.

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

(6) Subsequent Events

On April 5, 2006, we received a principal payment of $422,395 for a portion of a mortgage receivable which was previously written off.  Such amount will be recorded as a provision for the reversal of loan losses and bad debt expense in the second quarter.

On May 4, 2006, we sold 8 additional lots of Parcel 18 for approximately $532,000 and recorded a gain of approximately $42,000.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2006, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of March 31, 2006, we had recorded an allowance for doubtful accounts of $85,992 and $336,712 on the mortgage loans receivable and the related accrued interest receivable, respectively.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate”.

Assets Held for Sale -   In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the statements of operations as discontinued operations for all periods presented.

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of March 31, 2006, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of March 31, 2006, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,263 acres, or 72%, of the approximately 4,530 acres originally owned. As of March 31, 2006, cumulative distributions have totaled $70,765,834 to the limited partners (which exceeds the original capital) and $8,388,195 to the general partner.  Of the $70,765,834 distributed to the limited partners, $70,044,834 was net sales proceeds and $721,000 was from operations. As of March 31, 2006, we have used $35,632,132 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2006, we owned, in whole or in part, 10 parcels consisting of approximately 1,267 acres, of which 757 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 2006, we had cash and cash equivalents of $4,964,583 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2006 we received net sales proceeds of $911,575 from the sales of Parcel 18. We anticipate future additional sales of over 300 acres of Parcels 18, 20 and 27 in 2006 through 2007.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development and was sold in February 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February 2004 the remaining 1.2 acres of Parcel 14 was sold.  Parcel 26 was developed for single-family homes and as of December 31, 2004, all of lots had been sold. Parcel 20 has been granted rezoning which will permit additional land to be useable for development.  We are in zoning and planning discussions for Parcels 3 and 27. Zoning and planning of Parcels 3 and 27 is substantially complete and two contracts for sale of developed single family lots are complete. We have completed our final planning on Parcel 4 and have entered into a contract for sale. Sales of improved lots are proceeding on Parcel 18.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $10,319 and $18,805 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2006 and March 31, 2005, respectively, of which $7,693 and $8,511 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $7,621 and $9,133 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2006 and March 31, 2005, respectively, of which $5,069 and $0 was unpaid at March 31, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the three months ended March 31, 2006, we incurred $67,149 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $45,625 and $62,716 was unpaid as of March 31, 2006 and December 31, 2005, respectively.

Results of Operations

Income from the sale of investment properties of $911,575 and cost of investment properties sold of $838,633 for the three months ended March 31, 2006 is the result of the sale of 9.25 acres of Parcel 18. Income from the sale of investment properties of $10,590,261 and cost of investment properties sold of $3,049,672 for the three months ended March 31, 2005 is the result of the sale of Parcel 10, the sale of the remaining acreage of Parcel 2 and the sale of approximately 6 acres of Parcel 18.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. For the three months ended March 31, 2006, we received principal payments totaling $857,278 and recognized deferred gain of $501,906.  The remaining deferred gain will be recognized as payments are received.

As of March 31, 2006, we owned 10 parcels of land consisting of approximately 1,267 acres. Of the approximately 1,267 acres owned, 757 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $19,128 and $16,896 for the three months ended March 31, 2006 and 2005, respectively. Rental income increased due to an increase in the farm rental rates.

Professional services to affiliates and non-affiliates were $40,591 and $49,191 for the three months ended March 31, 2006 and March 31, 2005, respectively.  The decrease in 2006 is due to a decrease in sales activity.

General and administrative expenses to non-affiliates were $45,844 and $83,281 for the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease in 2006 is due to a decrease in state taxes payable as a result of decreased land sales in 2006.

Marketing expenses to affiliates and non-affiliates were $36,918 and $43,977 for the three months ended March 31, 2006 and March 31, 2005, respectively.  In 2005 and continuing into 2006, we changed our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website.

Land operating expenses to non-affiliates were $28,263 and $12,905 for the three months ended March 31, 2006 and March 31, 2005, respectively.  The increase in 2006 is due to the final lighting expenditures and landscaping changes for Parcel 26 Bliss Woods.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of March 31, 2006 and December 31, 2005, we had recorded an allowance for doubtful accounts of $85,992, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable, both relating to the sale of Parcel 15. The related deferred gain of $747,454 has been written off. During 2005, we received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  We recorded a provision for the reversal of loan losses and bad debt expense in the amount of $1,122,386.

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

Subsequent Events

On April 5, 2006, we received a principal payment of $422,395 for a portion of a mortgage receivable which was previously written off.  Such amount will be recorded as a provision for the reversal of loan losses and bad debt expense in the second quarter.

On May 4, 2006, we sold 8 additional lots of Parcel 18 for approximately $532,000 and recorded a gain of approximately $42,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	May 11, 2006

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 11, 2006

/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	May 11, 2006