Form 10-Q
period 2006-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2006-07-25
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2006 and December 31, 2005

(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$12,223,683	6,129,127
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $0 and $336,712 at June 30, 2006 and December 31, 2005)	226,711	268,897
Other current assets	273,242	278,182

Total current assets	12,723,636	6,676,206

Mortgage loans receivable (net of allowance for doubtful accounts of $0 and $85,992 at June 30, 2006 and December 31, 2005) (Note 5)	10,160,728	11,705,015
Investment properties (including acquisition fees paid to Affiliates of $553,836 and $585,834 at June 30, 2006 and December 31, 2005, respectively) (Notes 1 and 3):
Land and improvements	19,966,155	21,988,636

Total assets	$42,850,519	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$356,599	2,377,965
Accrued real estate taxes	73,615	29,126
Due to Affiliates (Note 2)	76,053	71,227
Unearned income	516	-

Total current liabilities	506,783	2,478,318

Deferred gain on sale of investment properties (Note 5)	5,937,343	6,841,470

Total liabilities	6,444,126	9,319,788

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	8,794,649	8,788,007
Cumulative cash distributions	(8,388,195)	(8,388,195)

	406,954	400,312
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2006 and December 31, 2005, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	64,205,364	58,855,682
Cumulative cash distributions	(70,765,834)	(70,765,834)

	35,999,439	30,649,757

Total Partners' capital	36,406,393	31,050,069

Total liabilities and Partners' capital	$42,850,519	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2006 and 2005
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income:
Sale of investment properties (Note 3)	$7,936,331	1,772,657	8,847,906	12,362,918
Deferred gain recognized	402,221	-	904,127	-
Rental income (Note 4)	19,340	16,985	38,468	33,881
Interest income	216,522	270,843	430,745	500,659
Other income	55,300	2,415	67,228	5,166

	8,629,714	2,062,900	10,288,474	12,902,624

Expenses:
Cost of investment properties sold	4,221,306	1,194,462	5,059,939	4,244,134
Professional services to Affiliates	16,203	6,654	23,352	17,950
Professional services to non-affiliates	8,931	-	42,373	37,895
General and administrative expenses to Affiliates	3,426	10,701	6,596	18,210
General and administrative expenses to non-affiliates	46,652	18,391	92,496	101,672
Marketing expenses to Affiliates	24,545	6,926	32,166	16,059
Marketing expenses to non-affiliates	13,171	994	42,468	35,838
Land operating expenses to non-affiliates	26,892	22,177	55,155	35,082
Provision (recovery) for loan losses and bad debt expense	(422,395)	-	(422,395)	(795,400)

	3,938,731	1,260,305	4,932,150	3,711,440

Net income	$4,690,983	802,595	5,356,324	9,191,184

Net income allocated to:
General Partner	$5,737	502,244	6,642	510,724
Limited Partners	4,685,246	300,351	5,349,682	8,680,460

Net income	$4,690,983	802,595	5,356,324	9,191,184

Net income allocated to the one General Partner Unit	$5,737	502,244	6,642	510,724

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2006 and 2005)	$93.58	6.00	106.85	173.37

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$5,356,324	9,191,184
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (recovery of) loan losses and bad debt expense	(422,395)	(795,400)
Gain on sale of investment properties	(3,787,967)	(8,118,784)
Recognition of deferred gain on sale of investment properties	(904,127)	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	42,186	(377,769)
Other current assets	4,940	28,763
Accounts payable	(2,021,366)	(1,242,525)
Accrued real estate taxes	44,489	(620)
Due to Affiliates	4,826	7,589
Unearned income	516	(1,273,315)

Net cash used in operating activities	(1,682,574)	(2,580,877)

Cash flows from investing activities:
Payments on mortgage loans receivable	1,966,682	795,400
Additions to investment properties	(3,037,458)	(1,865,620)
Proceeds from sale of investment properties	8,847,906	12,362,918

Net cash provided by investing activities	7,777,130	11,292,698

Cash flows from financing activities:
Cash distributions	-	(6,500,000)

Net cash used in financing activities	-	(6,500,000)

Net increase in cash and cash equivalents	6,094,556	2,211,821
Cash and cash equivalents at beginning of period	6,129,127	4,338,694

Cash and cash equivalents at end of period	$12,223,683	6,550,515

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2006
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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 2006, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $18,162 and $8,511 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs.  Such costs of $32,166 and $16,059 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2006 and June 30, 2005, respectively, of which $12,789 and $0 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  For the six months ended June 30, 2006, the Partnership incurred $111,775 of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $45,103 and $62,716 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2006 (unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.47)	08/29/03
		(37.645)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	3,350,754	2,254,715	2,804,696	1,078,920
		(3.390)	05/17/05
		(31.000)	07/14/05
		(23.100)	06/21/06

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	479,874	-	1,999,737	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	1,233,596	4,457	2,204,675	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	53,062	1,909,034	1,903,003	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized
10	Will	150.66	08/20/91	$1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	7,075,306	6,439,750	1,854,047	2,321,813
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(51.090)	Var 2006

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized

19	Kane	436.236	12/13/91	$4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	3,680,916	1,250,469	4,224,388	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	42,071	18,798	297,117	-
		(1.000)	03/16/99

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,697	5,556,530	365,353	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/06	Recognized

24	Kendall	3.908	01/21/93	$645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	3,041,995	650,128	3,431,187	387,234
		(8.800)	06/21/06

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	197,516	-	881,952	-

				$38,810,025	2,504,276	41,314,301	36,847,108	58,195,254	19,966,155	3,787,967

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	June 30,	December 31,
	2006	2005

Balance at January 1,	$21,988,636	19,821,907
Additions during period	3,037,458	8,300,086
Sales during period	(5,059,939)	(6,133,357)

Balance at end of period	$19,966,155	21,988,636

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2006, the Partnership had leases of generally one year in duration, for approximately 757 acres of the approximately 1,193 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/06	12/31/05	06/30/06	06/30/06

5 & 19	07/01/11	6.00%	$10,160,728	11,705,015	52,087	5,937,343

15	07/31/05	9.00%	-	85,992	-	-

			10,160,728	11,791,007	52,087	5,937,343

Less allowance for doubtful accounts			-	85,992	-	-

			$10,160,728	11,705,015	52,087	5,937,343

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  For the six months ended June 30, 2006, we received principal payments totaling $1,554,287 and recognized deferred gain of $904,127.  The remaining deferred gain will be recognized as payments are received.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2006
(unaudited)

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower than anticipated lot sales, the net sale proceeds available to the Partnership were lower than anticipated. As of December 31, 2005, the Partnership had recorded an allowance for doubtful accounts of $85,992 relating to the mortgage receivable and $336,712 relating to the accrued interest receivable relating to the sale of Parcel 15 and has written off the related deferred gain of $747,454.  During 2006, the Partnership received principal and interest payments of $422,395 for the remaining portion of the mortgage and accrued interest which was previously written off.  For 2006, the Partnership recorded a recovery for loan losses and bad debt expense in the amount of $422,395.  During 2005, the Partnership received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  The Partnership recorded a recovery for loan losses and bad debt expense in the amount of $1,122,386.

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

(6) Subsequent Events

On July 7, 2006, we sold 10 additional lots of Parcel 18 for approximately $574,000 and recorded a gain of approximately $71,000.

On July 21, 2006, the Partnership paid distributions totaling $3,990,000, which includes $3,500,000 paid to the Limited Partners and $490,000 paid to the General Partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of June 30, 2006, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2006, we have not classified any properties as held for sale.

Liquidity and Capital Resources

On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a registered offering on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, with total sales of 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500. All of the holders of these units were admitted to the partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of June 30, 2006, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,337 acres, or 74%, of the approximately 4,530 acres originally owned. As of June 30, 2006, cumulative distributions have totaled $70,765,834 to the limited partners (which exceeds the original capital) and $8,388,195 to the general partner.  Of the $70,765,834 distributed to the limited partners, $70,044,834 was net sales proceeds and $721,000 was from operations. As of June 30, 2006, we have used $36,847,108 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2006, we owned, in whole or in part, 10 parcels consisting of approximately 1,193 acres, of which 757 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 2006, we had cash and cash equivalents of $12,223,683 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2006 we received net sales proceeds of $5,044,736 from the sales of Parcel 18, $2,765,808 from the sales of Parcel 3, and $1,037,362 from the sales of Parcel 27. We anticipate future additional sales of over 300 acres of Parcels 3, 18, 20 and 27 in 2006 through 2007.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 1 was annexed to the Village of Huntley and zoned for residential and commercial development and was sold in February 2004. Parcels 14, 17 and 24 were rezoned for commercial and multi-family uses. In February 2004 the remaining 1.2 acres of Parcel 14 was sold.  Parcel 26 was developed for single-family homes and as of December 31, 2004, all of lots had been sold. Parcel 20 has been granted rezoning which will permit additional land to be useable for development.  Zoning and planning of Parcels 3 and 27 is substantially complete and two contracts for sale of developed single family lots are pending. We have completed our final planning on Parcel 4. Sales of improved lots are proceeding on Parcel 18.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $29,948 and $36,160 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2006 and June 30, 2005, respectively, of which $18,162 and $8,511 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $32,166 and $16,059 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2006 and June 30, 2005, respectively, of which $12,789 and $0 was unpaid at June 30, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2006, we incurred $111,775 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $45,103 and $62,716 was unpaid as of June 30, 2006 and December 31, 2005, respectively.

Results of Operations

Income from the sale of investment properties of $8,847,906 and cost of investment properties sold of $5,059,939 for the six months ended June 30, 2006 is the result of the sale of 51.09 acres of Parcel 18, 23.1 acres of Parcel 3, and 8.8 acres of Parcel 27.  Income from the sale of investment properties of $12,362,918 and cost of investment properties sold of $4,244,134 for the six months ended June 30, 2005 is the result of the sale of 3.4 acres of Parcel 3, the sale of Parcel 10, the sale of the remaining acreage of Parcel 2 and the sale of approximately 6 acres of Parcel 18.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. For the six months ended June 30, 2006, we received principal payments totaling $1,544,287 and recognized deferred gain of $904,127.  The remaining deferred gain will be recognized as payments are received.

As of June 30, 2006, we owned 10 parcels of land consisting of approximately 1,193 acres. Of the approximately 1,193 acres owned, 757 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $38,468 and $33,881 for the six months ended June 30, 2006 and 2005, respectively. Rental income increased due to an increase in the farm rental rates.

Other income was $67,228 and $5,166 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase is due to the receipt of sales contract extension fees and tender offer fees.

Professional services to affiliates and non-affiliates were $65,725 and $55,845 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase in 2006 is due to an increase in legal fees.

General and administrative expenses to affiliates were $6,596 and $18,210 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The decrease in 2006 is due to a decrease in postage, data processing and investor services expenses.  General and administrative expenses to non-affiliates were $92,496 and $101,672 for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in 2006 is due to a decrease in state taxes payable as a result of decreased land sales in 2006.

Marketing expenses to affiliates and non-affiliates were $74,634 and $51,897 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase in 2006 is a result of preparing and marketing the land parcels for sale.

Land operating expenses to non-affiliates were $55,155 and $35,082 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase in 2006 is due to the final lighting expenditures and landscaping changes for Parcel 26, a development known as Bliss Woods.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of December 31, 2005, we had recorded an allowance for doubtful accounts of $85,992, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable, both relating to the sale of Parcel 15. The related deferred gain of $747,454 has been written off. During 2006, the Partnership received principal and interest payments of $422,395 for the remaining portion of the mortgage and accrued interest which was previously written off.  For 2006, the Partnership recorded a recovery for loan losses and bad debt expense in the amount of $422,395.  During 2005, we received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  We recorded a recovery for loan losses and bad debt expense in the amount of $1,122,386.

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

Subsequent Events

On July 7, 2006, we sold 10 additional lots of Parcel 18 for approximately $574,000 and recorded a gain of approximately $71,000.

On July 21, 2006, the Partnership paid distributions totaling $3,990,000, which includes $3,500,000 paid to the Limited Partners and $490,000 paid to the General Partner.

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2006. Therefore, no other sales of partnership interests can take place during 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Our general partner conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information that is required to be disclosed in the periodic reports that we must file with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	July 24, 2006

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	July 24, 2006

/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	July 24, 2006