Form 10-Q
period 2006-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2006-11-06
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2006 and December 31, 2005

(unaudited)

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$8,281,436	6,129,127
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $0 and $336,712 at September 30, 2006 and December 31, 2005)	281,288	268,897
Other current assets	308,173	278,182

Total current assets	8,870,897	6,676,206

Mortgage loans receivable (net of allowance for doubtful accounts of $0 and $85,992 at September 30, 2006 and December 31, 2005) (Note 5)	10,160,728	11,705,015
Investment properties (including acquisition fees paid to Affiliates of $479,435 and $585,834 at September 30, 2006 and December 31, 2005, respectively) (Notes 1 and 3):
Land and improvements	18,961,893	21,988,636

Total assets	$37,993,518	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2006 and December 31, 2005
(unaudited)

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$756,250	2,377,965
Accrued real estate taxes	38,222	29,126
Due to Affiliates (Note 2)	28,036	71,227
Unearned income	1,601	-

Total current liabilities	824,109	2,478,318

Deferred gain on sale of investment properties (Note 5)	5,937,343	6,841,470

Total liabilities	6,761,452	9,319,788

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	10,886,527	8,788,007
Cumulative cash distributions	(10,478,195)	(8,388,195)

	408,832	400,312
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2006 and December 31, 2005, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	69,929,159	58,855,682
Cumulative cash distributions	(81,665,834)	(70,765,834)

	30,823,234	30,649,757

Total Partners' capital	31,232,066	31,050,069

Total liabilities and Partners' capital	$37,993,518	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2006 and 2005
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income:
Sale of investment properties (Note 3)	$10,202,768	5,132,996	19,050,674	17,495,914
Deferred gain recognized	-	355,366	904,127	355,366
Rental income (Note 4)	19,093	17,416	57,561	51,297
Interest income	296,691	268,909	727,436	769,568
Other income	2,775	8,635	70,003	13,801

	10,521,327	5,783,322	20,809,801	18,685,946

Expenses:
Cost of investment properties sold	2,574,870	1,050,592	7,634,809	5,294,726
Professional services to Affiliates	18,047	10,248	41,399	28,198
Professional services to non-affiliates	5,267	3,455	47,640	41,350
General and administrative expenses to Affiliates	7,098	8,258	13,694	26,468
General and administrative expenses to non-affiliates	66,521	46,819	159,017	148,491
Marketing expenses to Affiliates	3,466	5,815	35,632	21,874
Marketing expenses to non-affiliates	11,090	9,299	53,558	45,137
Land operating expenses to non-affiliates	19,295	5,499	74,450	40,581
Provision (recovery) for loan losses and bad debt expense	-	(326,986)	(422,395)	(1,122,386)

	2,705,654	812,999	7,637,804	4,524,439

Net income	$7,815,673	4,970,323	13,171,997	14,161,507

Net income allocated to:
General Partner	$2,091,878	5,326	2,098,520	516,050
Limited Partners	5,723,795	4,964,997	11,073,477	13,645,457

Net income	$7,815,673	4,970,323	13,171,997	14,161,507

Net income allocated to the one General Partner Unit	$2,091,878	5,326	2,098,520	516,050

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2006 and 2005)	$114.32	99.17	221.17	272.54

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$13,171,997	14,161,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) loan losses and bad debt expense	(422,395)	(1,122,386)
Gain on sale of investment properties	(11,415,865)	(12,201,188)
Recognition of deferred gain on sale of investment properties	(904,127)	(355,366)
Changes in assets and liabilities:
Accounts and accrued interest receivable	(12,391)	(18,780)
Other current assets	(29,991)	19,427
Accounts payable	(1,621,715)	(59,678)
Accrued real estate taxes	9,096	(14,236)
Due to Affiliates	(43,191)	21,304
Unearned income	1,601	(2,609)

Net cash provided by (used in) operating activities	(1,266,981)	427,995

Cash flows from investing activities:
Payments on mortgage loans receivable	1,966,682	1,729,366
Additions to investment properties	(4,608,066)	(4,185,752)
Proceeds from sale of investment properties	19,050,674	17,495,914
Deposits	-	(1,266,100)

Net cash provided by investing activities	16,409,290	13,773,428

Cash flows from financing activities:
Distributions	(12,990,000)	(6,500,000)

Net cash used in financing activities	(12,990,000)	(6,500,000)

Net increase in cash and cash equivalents	2,152,309	7,701,423
Cash and cash equivalents at beginning of period	6,129,127	4,338,694

Cash and cash equivalents at end of period	$8,281,436	12,040,117

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2006
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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2006, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2006
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $8,536 and $8,511 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs.  Such costs of $35,632 and $21,874 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2006 and September 30, 2005, respectively, of which $1,700 and $0 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  For the nine months ended September 30, 2006, the Partnership incurred $185,345 of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $17,800 and $62,716 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2006 (unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.473)	08/29/03
		(37.645)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	3,783,985	3,020,794	2,471,848	5,013,280
		(3.390)	05/17/05
		(31.000)	07/14/05
		(47.750)	Var 2006

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	487,614	-	2,007,477	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	49,297	4,457	1,020,376	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	54,360	1,909,034	1,904,301	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized
10	Will	150.66	08/20/91	$1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	8,361,799	6,940,432	2,639,858	2,393,610
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(56.690)	Var 2006

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized

19	Kane	436.236	12/13/91	$4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	4,288,314	1,250,469	4,831,786	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	43,063	316,907	-	3,011,166
		(1.000)	03/16/99
		(14.013)	09/06/06

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,374	5,556,530	365,030	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/06	Recognized

23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	3,458,007	1,660,128	2,837,199	997,809
		(22.550)	Var 2006

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	199,582	-	884,018	-

				$38,810,025	2,504,276	41,314,301	38,417,716	60,770,124	18,961,893	11,415,865

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2006
(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2006	2005

Balance at January 1,	$21,988,636	19,821,907
Additions during period	4,608,066	8,300,086
Sales during period	(7,634,809)	(6,133,357)

Balance at end of period	$18,961,893	21,988,636

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2006, the Partnership had leases of generally one year in duration, for approximately 757 acres of the approximately 1,135 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2006
(unaudited)

(5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/06	12/31/05	09/30/06	09/30/06

5 & 19	07/01/11	6.00%	$10,160,728	11,705,015	190,969	5,937,343

15	07/31/05	9.00%	-	85,992	-	-

			10,160,728	11,791,007	190,969	5,937,343

Less allowance for doubtful accounts			-	85,992	-	-

			$10,160,728	11,705,015	190,969	5,937,343

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  For the nine months ended September 30, 2006, we received principal payments totaling $1,554,287 and recognized deferred gain of $904,127.  The remaining deferred gain will be recognized as payments are received.

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

September 30, 2006
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

(6) Subsequent Events

On October 10, 2006, we sold 8 additional lots of Parcel 18 for approximately $550,000 and recorded a gain of approximately $60,000.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2006, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2006, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of September 30, 2006, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,395 acres, or 75%, of the approximately 4,530 acres originally owned. As of September 30, 2006, cumulative distributions have totaled $81,665,834 to the limited partners (which exceeds the original capital) and $10,478,195 to the general partner.  Of the $81,665,834 distributed to the limited partners, $80,944,834 was net sales proceeds and $721,000 was from operations. As of September 30, 2006, we have used $38,417,716 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2006, we owned, in whole or in part, 9 parcels consisting of approximately 1,135 acres, of which 757 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2006, we had cash and cash equivalents of $8,281,436 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2006 we received net sales proceeds of $5,617,216 from the sales of Parcel 18, $7,466,246 from the sales of Parcel 3, $2,657,937 from the sales of Parcel 27 and $3,309,275 from the sale of Parcel 21. We anticipate future additional sales of over 300 acres of Parcels 3, 18, 20 and 27 in 2006 through 2007.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $55,093 and $54,666 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2006 and September 30, 2005, respectively, of which $8,536 and $8,511 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.  Such costs of $35,632 and $21,874 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2006 and September 30, 2005, respectively, of which $1,700 and $0 was unpaid at September 30, 2006 and December 31, 2005, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2006, we incurred $185,345 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $17,800 and $62,716 was unpaid as of September 30, 2006 and December 31, 2005, respectively.

Results of Operations

Income from the sale of investment properties of $19,050,674 and cost of investment properties sold of $7,634,809 for the nine months ended September 30, 2006 is the result of the sale of 56.69 acres of Parcel 18, 47.75 acres of Parcel 3, 22.55 acres of Parcel 27 and 14.013 acres of Parcel 21.  Income from the sale of investment properties of $17,495,914 and cost of investment properties sold of $5,294,726 for the nine months ended September 30, 2005 is the result of the sale of 31.4 acres of Parcel 3, the sale of Parcel 10, the sale of the remaining acreage of Parcel 2 and the sale of approximately 12 acres of Parcel 18.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. For the nine months ended September 30, 2006, we received principal payments totaling $1,544,287 and recognized deferred gain of $904,127.  The remaining deferred gain will be recognized as payments are received.

As of September 30, 2006, we owned 9 parcels of land consisting of approximately 1,135 acres. Of the approximately 1,135 acres owned, 757 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $57,561 and $51,297 for the nine months ended September 30, 2006 and 2005, respectively. Rental income increased due to an increase in the farm rental rates.

Other income was $70,003 and $13,801 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase is due to the receipt of sales contract extension fees and tender offer fees.

Professional services to affiliates and non-affiliates were $89,039 and $69,548 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase in 2006 is due to an increase in legal fees.

General and administrative expenses to affiliates were $13,694 and $26,468 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The decrease in 2006 is due to a decrease in postage, data processing and investor services expenses.  General and administrative expenses to non-affiliates were $159,017and $148,491 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in 2006 is due to an increase in postage and printing expenses for the tender offer responses.

Marketing expenses to affiliates and non-affiliates were $89,190 and $67,011 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase in 2006 is a result of preparing and marketing the land parcels for sale.

Land operating expenses to non-affiliates were $74,450 and $40,581 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase in 2006 is due to the final lighting expenditures and landscaping changes for Parcel 26, a development known as Bliss Woods and an increase in grounds maintenance expenses.

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

Subsequent Events

On October 10, 2006, we sold 8 additional lots of Parcel 18 for approximately $550,000 and recorded a gain of approximately $60,000.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and principal executive officer
Date:	November 6, 2006

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 6, 2006

/S/ KELLY TUCEK

By:	Kelly Tucek
Its:	Vice President and
principal financial officer
Date:	November 6, 2006