Form 10-K
period 2006-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2007-03-22
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐  No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P.  was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2006, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2006, we have had multiple sales transactions, through which we have disposed of approximately 3,405 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be used for development, and discussions continue with the Village of Montgomery about a Tax Increment Financing District to fund development of the property.  Zoning and planning of Parcels 3 and 27 is complete and two contracts for sale of improved single family lots are pending. We have completed our final planning on Parcel 4.  Sales of improved lots are proceeding on Parcel 18.

During the year ended December 31, 2006, we sold 49.4 acres of Parcel 3, 62.02 acres of Parcel 18, the remaining 14.013 acres of Parcel 21, and 25.3 acres of Parcel 27. In July 2006, we paid distributions totaling $3,990,000, which included $3,500,000 paid to the limited partners and $490,000 paid to the general partner. In September 2006, we paid an additional distribution totaling $9,000,000, which included $7,400,000 paid to the limited partners and $1,600,000 paid to the general partner.  In December 2006, we paid another distribution totaling $4,000,000, which included $3,665,000 paid to the limited partners and $335,000 paid to the general partner.  In addition to these sales which occurred in 2006, we anticipate additional sales of over 240 acres of Parcels 3, 18, and 27 during 2007 and 2008.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We had no employees during 2006.

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

We make available, free of charge, by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

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

Transfer Limit.    In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2007. Therefore, no other sales of partnership interests can take place during 2007.

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

Item 1(b). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, McHenry County, Illinois	372.7590	-	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	-	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3, Kendall County, Illinois	120.8170	37.027	11/06/90
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)
	(49.4000		sold various 2006)

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	57.0765	04/16/91
	(.2580		sold 10/01/94)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.0000		sold 01/23/01)
	(80.0000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	-	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	-	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	34.5800	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)
	(62.0200		sold various 2006)

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	378.9910	01/31/92
	(21.1380		sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	-	05/26/92
	(1.0000		sold 03/16/99)
	(14.0130		sold 09/06/06)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	-	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

Parcel 27, Kendall County, Illinois	83.5250	58.2250	03/11/93
	(25.3000		sold various 2006)

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

*  On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes, insurance and other miscellaneous expenses. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2006, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2006.

Part II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of February 26, 2007, there were 4,372 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2006 and 2005, we paid the following distributions:

Distributions to:	2006	2005

General partners	$2,425,000	900,000
Limited partners	14,565,000	9,500,000

Total	$16,990,000	10,400,000

Item 6. Selected Financial Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

For the years ended December 31, 2006, 2005, 2004, 2003 and 2002

(not covered by Report of Independent Registered Public Accounting Firm)

	2006	2005	2004	2003	2002

Total assets	$35,110,184	40,369,857	37,219,501	39,274,559	41,787,000

Total income	$22,131,560	20,171,792	25,705,324	5,713,191	12,208,392

Net income	$13,566,862	14,722,791	18,657,525	2,504,880	6,333,833

Net income allocated to the one general partner unit	$2,434,773	918,818	4,118,355	348,525	1,244,813

Net income allocated per limited partnership unit	$222.34	275.70	290.39	43.07	101.64

Distributions per limited partnership unit from sales	$290.90	189.74	341.30	92.50	174.83

Weighted average limited partnership units	50,068	50,068	50,068	50,068	50,068

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2006, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2006, the partnership has evaluated the mortgage loans receivables and determined that an allowance for doubtful accounts is not needed.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2006, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,405 acres of the approximately 4,530 acres originally owned. As of December 31, 2006, cumulative distributions have totaled $85,330,834 to the limited partners (which exceeds the original capital) and $10,813,195 to the general partner.  Of the $85,330,834 distributed to the limited partners, $84,609,834 was net sales proceeds and $721,000 was from operations. As of December 31, 2006, we have used $39,922,302 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2006, we own, in whole or in part, nine parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance. We continue to market the remaining acres for sale.

At December 31, 2006, we had cash and cash equivalents of $4,698,542 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

In 2006, we received net sales proceeds of approximately $20,131,591 from the sales of Parcels 3,18, 21 and 27.  In July 2006, we paid distributions totaling $3,990,000, which included $3,500,000 paid to the limited partners and $490,000 paid to the general partner.  In September 2006, we paid distributions totaling $9,000,000, which included $7,400,000 paid to the limited partners and $1,600,000 paid to the general partner.  In December 2006, we paid distributions totaling $4,000,000, which included $3,665,000 paid to the limited partners and $335,000 paid to the general partner.  In addition to these sales which occurred in 2006, we anticipate additional sales of over 240 acres of Parcels 3, 18, and 27 during 2007 and 2008. See Subsequent Events for sales which have occurred in 2007.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be useable for development, and discussions continue with the Village of Montgomery about a Tax Increment Financing District to fund development of the property.  Zoning and planning of Parcels 3 and 27 is complete and two contracts for sale of improved single family lots are pending.  We have completed our final planning on Parcel 4.  Sales of improved lots are proceeding on Parcel 18.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $91,219, $63,327 and $64,788 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, of which $12,352 and $8,511 was unpaid as of December 31, 2006 and 2005, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $44,070, $35,818 and $28,048 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, of which $10,137 and $0 was unpaid at December 31, 2006 and 2005.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2006 and 2005, we incurred $229,186 and $236,691, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $61,641 and $62,716 was unpaid as of December 31, 2006 and 2005, respectively.

Results of Operations

Income from the sale of investment properties of $20,131,591 and cost of investment properties sold of $8,446,175 recorded for the year ended December 31, 2006 is the result of the sale of 49.4 acres of Parcel 3, the sale of 62.02 acres of Parcel 18, the sale of the remaining 14.013 acres of Parcel 21 and the sale of 25.3 acres of Parcel 27.  Income from the sale of investment properties of $18,404,697 and cost of investment properties sold of $6,133,357 recorded for the year ended December 31, 2005 is the result of the sale of the remaining 37.645 acres of Parcel 2, the sale of 34.4 acres of Parcel 3, the sale of the remaining 150.66 acres of Parcel 10 and the sale of 33.3 acres of Parcel 18.  Income from the sale of investment properties of $23,345,650 and cost of investment properties sold of $6,573,355 recorded for the year ended December 31, 2004 is the result of the sale of the remaining 372 acres of Parcel 1, the sale of 80 acres of Parcel 8, the sale of 1.2 acres of Parcel 14, the sale of 9.25 acres of Parcel 18, the sale of 101 acres of Parcel 22 and the sale of the 10 remaining lots of Parcel 26.  The sales activity for the years ended December 31, 2006, 2005 and 2004, respectively, are the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. During 2006, we received principal payments totaling $1,544,287 and recognized deferred gain of $904,127. As of December 31, 2006, the balance of the mortgage loan receivable was $10,160,728. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2006, we owned nine parcels of land consisting of approximately 1,125 acres. Of the approximately 1,125 acres owned, 757 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $76,813, $79,969 and $127,291 for the years ended December 31, 2006, 2005 and 2004, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

Interest income was $946,826, $1,055,516 and $979,905 for the years ended December 31, 2006, 2005 and 2004, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $72,203, $61,972 and $12,525 for the years ended December 31, 2006, 2005 and 2004, respectively.  Other income for 2006 and 2005 was greater than 2004 due to extension fees, non-refundable deposits and tender offer fees.

Professional services to affiliates were $68,729, $35,051 and $40,156 for the years ended December 31, 2006, 2005 and 2004, respectively. Professional services to affiliates increased in 2006 due to an increase in legal services and accounting costs.

General and administrative expenses to affiliates were $22,490, $28,276 and $24,632 for the years ended December 31, 2006, 2005 and 2004, respectively.  The decrease in 2006 is due to a decrease in supplies, postage and printing.  General and administrative expenses to non-affiliates were $62,060, $50,172 and $53,113 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 was due to an increase in the printing and postage for the tender offer expenses.

Income tax expenses were $107,995, $121,561 and $144,677 for the years ended December 31, 2006, 2005 and 2004, respectively.  Income tax expenses include Illinois state taxes paid and accrued for at the partnership level.  Income tax expenses fluctuate in accordance with land sales gains.

Marketing expenses to affiliates were $44,070, $35,818 and $28,048 for the years ended December 31, 2006, 2005 and 2004, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $58,664, $49,949 and $75,440 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2004, we fully implemented the change in our marketing approach to target homebuilders, industrial users and land developers through direct mailings, newspaper and trade publication advertising and an enhanced website. In 2005, marketing expenses decreased as we took advantage of our established marketing plans.  In 2006, marketing expenses increased due to final expenses related to Parcel 26, a development known as Bliss Woods.

Land operating expenses to non-affiliates were $120,014, $66,892 and $50,465 for the years ended December 31, 2006, 2005 and 2004, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned.  The increase in 2006 is due to the final lighting and landscaping expenditures for Parcel 26, a development known as Bliss Woods, and an increase in grounds maintenance expenses.

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

The velocity of the developer's individual lot sales was slower than was originally projected and consequently the developer's carrying costs were higher.  As a result of the slower lot sales, the net sale proceeds available to us were lower than anticipated. As of December 31, 2005, we had recorded an allowance for doubtful accounts of $85,992, relating to the mortgage receivable and $336,712 relating to the accrued interest receivable, both relating to the sale of Parcel 15. The related deferred gain of $747,454 was written off. During 2006, the Partnership received principal and interest payments of $422,395 for the remaining portion of the mortgage and accrued interest which was previously written off.  For 2006, the Partnership recorded a recovery for loan losses and bad debt expense in the amount of $422,395.  During 2005, we received principal payments of $1,122,386 for a portion of the mortgage which was previously written off.  We recorded a recovery for loan losses and bad debt expense in the amount of $1,122,386.

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

Subsequent Events

On January 4, 2007, we sold 5 lots of Parcel 27 for approximately $328,000 and recorded a gain of approximately $126,000.

On January 10, 2007, the Partnership received a $335,350 payment on the mortgage receivable for Parcels 5 and 19 comprised of $50,368 of principal and $284,982 of interest.

On February 8, 2007, we sold 3 lots of Parcel 18 for approximately $182,000 and recorded a gain of approximately $31,000.

On February 20, 2007, we sold 9 lots of Parcel 3 for approximately $612,000 and recorded a gain of approximately $246,000.

On February 22, 2007, we sold an additional 3 lots of Parcel 27 for approximately $197,000 and recorded a gain of approximately $75,000.

On February 22, 2007, we sold an additional 3 lots of Parcel 18 for approximately $182,000 and recorded a gain of approximately $31,000.

Other

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2007. Therefore, no other sales of partnership interests can take place during 2007.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

March 22, 2007

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2006 and 2005

Assets

	2006	2005
Current assets:
Cash and cash equivalents (Note 1)	$4,698,542	6,129,127
Accounts and accrued interest receivable (net of allowance for doubtful accounts of $0 and $336,712 at December 31, 2006 and 2005) (Note 6)	315,965	268,897
Other current assets	279,836	278,182

Total current assets	5,294,343	6,676,206

Mortgage loans receivable (net of allowance for doubtful accounts of $0 and $85,992 at December 31, 2006 and 2005, respectively) (Note 6)	10,160,728	11,705,015
Investment properties (including acquisition fees paid to Affiliates of $469,365 and $585,834 at December 31, 2006 and 2005, respectively) (Notes 1, 3 and 4):
Land and improvements	19,655,113	21,988,636

Total assets	$35,110,184	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2006 and 2005

Liabilities and Partners' Capital

	2006	2005

Current liabilities:
Accounts payable	$1,412,790	2,377,965
Accrued real estate taxes	48,990	29,126
Due to Affiliates (Note 3)	84,130	71,227

Total current liabilities	1,545,910	2,478,318

Deferred gain on sale of investment properties (Note 6)	5,937,343	6,841,470

Total liabilities	7,483,253	9,319,788

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	11,222,780	8,788,007
Cumulative cash distributions	(10,813,195)	(8,388,195)

	410,085	400,312
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2006 and 2005, (net of offering costs of $7,532,439, of which $2,535,445 was paid to Affiliates)	42,559,909	42,559,909
Cumulative net income	69,987,771	58,855,682
Cumulative cash distributions	(85,330,834)	(70,765,834)

	27,216,846	30,649,757

Total Partners' capital	27,626,931	31,050,069

Total liabilities and Partners' capital	$35,110,184	40,369,857

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Sale of investment properties (Notes 1 and 3)	$20,131,591	18,404,697	23,345,650
Recognition of deferred gain on sale of investment properties (Note 6)	904,127	569,638	1,239,953
Rental income (Note 5)	76,813	79,969	127,291
Interest income	946,826	1,055,516	979,905
Other income	72,203	61,972	12,525

	22,131,560	20,171,792	25,705,324

Expenses:
Cost of investment properties sold	8,446,175	6,133,357	6,573,355
Professional services to Affiliates	68,729	35,051	40,156
Professional services to non-affiliates	56,896	50,311	57,913
General and administrative expenses to Affiliates	22,490	28,276	24,632
General and administrative expenses to non-affiliates	62,060	50,172	53,113
Income tax expense	107,995	121,561	144,677
Marketing expenses to Affiliates	44,070	35,818	28,048
Marketing expenses to non-affiliates	58,664	49,949	75,440
Land operating expenses to non-affiliates	120,014	66,892	50,465
Recovery of bad debt expense	(422,395)	(1,122,386)	-

	8,564,698	5,449,001	7,047,799

Net income	$13,566,862	14,722,791	18,657,525

Net income allocated to (Note 2):
General Partner	$2,434,773	918,818	4,118,355
Limited Partners	11,132,089	13,803,973	14,539,170

Net income	$13,566,862	14,722,791	18,657,525

Net income allocated to the one General Partner Unit	$2,434,773	918,818	4,118,355

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2006, 2005 and 2004)	$222.34	275.70	290.39

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2006, 2005 and 2004

	General	Limited
	Partner	Partners	Total

Balance January 1, 2004	$375,041	28,894,712	29,269,753

Distributions to Partners ($341.30 per weighted average Limited Partnership Units of 50,068) (Note 2)	(4,111,902)	(17,088,098)	(21,200,000)
Net income (Note 2)	4,118,355	14,539,170	18,657,525

Balance December 31, 2004	381,494	26,345,784	26,727,278

Distributions to Partners ($189.74 per weighted average Limited Partnership Units of 50,068) (Note 2)	(900,000)	(9,500,000)	(10,400,000)
Net income (Note 2)	918,818	13,803,973	14,722,791

Balance December 31, 2005	400,312	30,649,757	31,050,069

Distributions to Partners ($290.90 per weighted average Limited Partnership Units of 50,068) (Note 2)	(2,425,000)	(14,565,000)	(16,990,000)
Net income (Note 2)	2,434,773	11,132,089	13,566,862

Balance December 31, 2006	$410,085	27,216,846	27,626,931

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$13,566,862	14,722,791	18,657,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(11,685,416)	(12,271,340)	(16,772,295)
Recognition of deferred gain on sale of investment properties	(904,127)	(569,638)	(1,239,953)
Recovery of bad debt expense	(422,395)	(1,122,386)	-
Changes in assets and liabilities:
Restricted cash	-	-	182,879
Accounts and accrued interest receivable	(47,068)	(190,483)	24,848
Other current assets	(1,654)	24,325	(257)
Accounts payable	(965,175)	681,881	1,647,095
Accrued real estate taxes	19,864	(5,441)	(21,746)
Due to Affiliates	12,903	37,185	(11,225)
Unearned income	-	(13,321)	(181,975)

Net cash provided by (used in) operating activities	(426,206)	1,293,573	2,284,896

Cash flows from investing activities:
Principal payments collected on mortgage loans receivable	1,966,682	2,095,350	2,117,893
Additions to investment properties	(6,112,652)	(8,300,086)	(5,375,640)
Proceeds from sale of investment properties	20,131,591	18,404,697	23,345,650
Deposits	-	(1,303,101)	-

Net cash provided by investing activities	15,985,621	10,896,860	20,087,903

Cash flows from financing activities:
Distributions	(16,990,000)	(10,400,000)	(21,200,000)

Net cash used in financing activities	(16,990,000)	(10,400,000)	(21,200,000)

Net increase (decrease) in cash and cash equivalents	(1,430,585)	1,790,433	1,172,799
Cash and cash equivalents at beginning of year	6,129,127	4,338,694	3,165,895

Cash and cash equivalents at end of year	$4,698,542	6,129,127	4,338,694

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2006, 2005 and 2004

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2006, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners could, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

	2006		2005
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$35,110,184	42,272,624	40,369,857	46,632,298

Partners' capital:
General Partner	410,085	229,451	400,312	219,416
Limited Partners	27,216,846	34,895,909	30,649,757	38,363,095

Net income:
General Partner	2,434,773	2,435,035	918,818	909,504
Limited Partners	11,132,089	11,047,958	13,803,973	12,865,209

Net income per Limited Partnership Unit	222.34	220.66	275.70	256.95

The net income per Unit is based upon the weighted average number of Units of 50,068 during 2006 and 2005.

New Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position ("FSP") 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).  This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  The Partnership is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  The Partnership will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which the Partnership becomes involved in future periods.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement.  The consensus in this issue is to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Partnership primarily accounts for the sales taxes and other taxes subject to the consensus in EITF No. 06-3 on the gross basis in its statement of operations.

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating and has not yet completed our evaluation on whether the adoption of Interpretation No. 48 will have a material effect on our financial statements.

In September 2006, the SEC's staff issued SAB No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  The Partnership has applied this guidance in its assessment of the materiality of prior year misstatements on its current year financials and determined that the adoption of SAB 108 did not have a material impact on its financial statements.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $12,352 and $8,511 was unpaid as of December 31, 2006 and 2005, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $44,070, $35,818 and $28,048 have been incurred and are included in marketing expenses to Affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, of which $10,137 and $0 was unpaid as of December 31, 2006 and 2005.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  For the years ended December 31, 2006 and 2005, the Partnership incurred $229,186 and $236,691, respectively, of such costs.  The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $61,641 and $62,716 was unpaid as of December 31, 2006 and 2005, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.473)	08/29/03
		(37.645)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	4,185,395	3,141,994	2,752,058	5,095,324
		(3.390)	05/17/05
		(31.000)	07/14/05
		(49.400)	Var 2006

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	488,170	-	2,008,033	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	52,691	4,457	1,023,770	-
		(.258)	10/01/94

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	54,010	1,909,034	1,903,951	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

9 (c)	Will	9.867	08/13/91	-	-	-	-	-	-	-
		(9.867)	09/16/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized
10	Will	150.66	08/20/91	$1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

18	McHenry	139.1697	11/07/91	1,160,301	58,190	1,218,491	8,594,025	7,428,598	2,383,918	2,453,864
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized

19	Kane	436.236	12/13/91	$4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	4,751,350	1,250,469	5,294,822	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	43,063	316,907	-	3,011,166
		(1.000)	03/16/99
		(14.013)	09/06/06

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,518	5,556,530	365,174	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/06	Recognized

23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	3,856,311	1,862,128	3,033,503	1,125,062
		(25.300)	Var 2006

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	205,448	-	889,884	-

				$38,810,025	2,504,276	41,314,301	39,922,302	61,581,490	19,655,113	11,685,416

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	2006	2005

Balance at January 1,	$21,988,636	19,821,907
Additions during year	6,112,652	8,300,086
Sales during year	(8,446,175)	(6,133,357)

Balance at December 31,	$19,655,113	21,988,636

(e)

The aggregate cost of investment properties owned at December 31, 2006 for Federal income tax purposes was approximately $19,500,000 (unaudited).

(f)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144, the Partnership conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2006, the Partnership had recorded no such impairment.

 (5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2006, the Partnership had leases of generally one year in duration, for approximately 757 acres of the approximately 1,125 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loans receivable was approximately $11,100,000 and $12,400,000, at December 31, 2006 and 2005, respectively.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/06	12/31/05	12/31/06	12/31/06

5 & 19	07/01/11	6.00%	$10,160,728	11,705,015	284,983	5,937,343

15	07/31/05	9.00%	-	85,992	-	-

			10,160,728	11,791,007	284,983	5,937,343

Less allowance for doubtful accounts			-	85,992	-	-

			$10,160,728	11,705,015	284,983	5,937,343

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

(7) Selected Quarterly Financial Data (unaudited)

The following represents the results of operations for each quarter during the years ended December 31, 2006, 2005 and 2004.

	12/31/06	09/30/06	06/30/06	03/31/06
Total income	$1,321,759	10,521,327	8,629,714	1,658,760
Net income	394,865	7,815,673	4,690,983	665,341
Net income allocated to the limited partners	58,612	5,723,795	4,685,246	664,436
Net operating income per limited partnership unit, basic and diluted	1.17	114.32	93.58	13.27

	12/31/05	09/30/05	06/30/05	03/31/05
Total income	$1,485,846	5,783,322	2,062,900	10,839,724
Net income	561,284	4,970,323	802,595	8,388,589
Net income allocated to the limited partners	158,516	4,964,997	300,351	8,380,109
Net operating income per limited partnership unit, basic and diluted	3.16	99.17	6.00	167.37

	12/31/04	09/30/04	06/30/04	03/31/04
Total income	$2,663,652	450,949	2,168,230	20,422,493
Net income	1,790,731	372,079	921,678	15,573,037
Net income allocated to the limited partners	1,788,915	370,015	920,723	11,459,517
Net operating income per limited partnership unit, basic and diluted	35.73	7.39	18.39	228.88

 (8) Subsequent Events

On January 4, 2007, we sold 5 lots of Parcel 27 for approximately $328,000 and recorded a gain of approximately $126,000.

On January 10, 2007, the Partnership received a $335,350 payment on the mortgage receivable for Parcels 5 and 19 comprised of $50,368 of principal and $284,982 of interest.

On February 8, 2007, we sold 3 lots of Parcel 18 for approximately $182,000 and recorded a gain of approximately $31,000.

On February 20, 2007, we sold 9 lots of Parcel 3 for approximately $612,000 and recorded a gain of approximately $246,000.

On February 22, 2007, we sold an additional 3 lots of Parcel 27 for approximately $197,000 and recorded a gain of approximately $75,000.

On February 22, 2007, we sold an additional 3 lots of Parcel 18 for approximately $182,000 and recorded a gain of approximately $31,000.

Item 9.  Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2006.

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

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows.  Ages are listed as of January 1, 2007.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Kelly Tucek	Vice President-Partnership Accounting and principal financial officer of the Partnership
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 63) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 63) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 63) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 64) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC). She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor. She is also Chief Executive Officer and an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairperson of the board of Inland Real Estate Exchange Corporation and President and an affiliated director of Inland American Retail Real Estate Trust, Inc.

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

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses with the NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association for Female Executives.

CATHERINE L. LYNCH (age 48) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 62) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president and director of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 42) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

KELLY TUCEK (age 44) joined Inland in 1989 and is a vice president of Inland Real Estate Investment Corporation and beginning in 2006, vice president, controller of Inland Western Retail Real Estate Advisory Services, Inc.  As of August 1996, Ms. Tucek is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

CATHLEEN M. HRTANEK (age 30) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc., and a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  She is also a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2006, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $91,219, of which $12,352 was unpaid as of December 31, 2006.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed  (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2006, such costs were $44,070, of which $10,137 was unpaid at December 31, 2006.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2006, we incurred $229,186 of such costs, of which $61,641 was unpaid as of December 31, 2006, and which are included in investment properties.

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

Item 14:  Principal Accountant Fees and Services

Fees.  Aggregate fees for professional services rendered by our independent registered public account firm were as follows:

	Years ended December 31,
	2006	2005

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$34,244	36,099
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	6,760	6,200

Total fees	$41,004	42,299

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

(d)

Reports on Form 8-K.

None.

No annual report or proxy material for the year 2006 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 22, 2007

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 22, 2007

/s/	Kelly Tucek

By:	Kelly Tucek
Vice President
Date:	March 22, 2007

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 22, 2007

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 22, 2007