Form 10-Q
period 2007-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2007-07-27
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

June 30, 2007 and December 31, 2006

(unaudited)

Assets

	2007	2006
Current assets:
Cash and cash equivalents	$6,347,105	4,698,542
Accounts and accrued interest receivable (Note 5)	248,269	315,965
Other current assets	5,168	279,836

Total current assets	6,600,542	5,294,343

Mortgage loans receivable (Note 5)	10,110,360	10,160,728
Investment properties (including acquisition fees paid to affiliates of $380,464 and $469,365 at June 30, 2007 and December 31, 2006, respectively) (Note 3):
Land and improvements	16,674,776	19,655,113

Total assets	$33,385,678	35,110,184

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

June 30, 2007 and December 31, 2006
(unaudited)

Liabilities and Partners' Capital

	2007	2006

Current liabilities:
Accounts payable	$944,103	1,412,790
Accrued real estate taxes	64,009	48,990
Due to affiliates (Note 2)	27,550	84,130
Unearned income	254	-

Total current liabilities	1,035,916	1,545,910

Deferred gain on sale of investment properties (Note 5)	5,907,854	5,937,343

Total liabilities	6,943,770	7,483,253

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,725,342	11,222,780
Cumulative cash distributions	(13,313,195)	(10,813,195)

	412,647	410,085
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2007 and December 31, 2006, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	73,800,186	69,987,771
Cumulative cash distributions	(90,330,834)	(85,330,834)

	26,029,261	27,216,846

Total Partners' capital	26,441,908	27,626,931

Total liabilities and Partners' capital	$33,385,678	35,110,184

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2007 and 2006
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income:
Sale of investment properties (Notes 1 and 3)	$517,290	7,936,331	10,273,307	8,847,906
Deferred gain recognized	-	402,221	29,489	904,127
Rental income (Note 4)	18,607	19,340	37,009	38,468
Interest income	272,103	216,522	484,203	430,745
Other income	2,050	55,300	11,300	67,228

	810,050	8,629,714	10,835,308	10,288,474

Expenses:
Cost of investment properties sold	456,000	4,221,306	4,244,063	5,059,939
Professional services to affiliates	21,098	16,203	30,749	23,352
Professional services to non-affiliates	4,340	8,931	30,851	42,373
General and administrative expenses to affiliates	3,934	3,426	6,767	6,596
General and administrative expenses to non-affiliates	17,747	46,652	89,999	92,496
Marketing expenses to affiliates	11,801	24,545	20,139	32,166
Marketing expenses to non-affiliates	3,602	13,171	22,773	42,468
Land operating expenses to non-affiliates	39,185	26,892	74,990	55,155
Recovery of loan losses and bad debt expense	-	(422,395)	-	(422,395)

	557,707	3,938,731	4,520,331	4,932,150

Net income	$252,343	4,690,983	6,314,977	5,356,324

Net income (loss) allocated to:
General Partner	$2,501,910	5,737	2,502,562	6,642
Limited Partners	(2,249,567)	4,685,246	3,812,415	5,349,682

Net income	$252,343	4,690,983	6,314,977	5,356,324

Net income allocated to the one General Partner Unit	$2,501,910	5,737	2,502,562	6,642

Net income (loss) per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2007 and 2006)	$(44.93)	93.58	76.14	106.85

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$6,314,977	5,356,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of loan losses and bad debt expense	-	(422,395)
Gain on sale of investment properties	(6,029,244)	(3,787,967)
Recognition of deferred gain on sale of investment properties	(29,489)	(904,127)
Changes in assets and liabilities:
Accounts and accrued interest receivable	67,696	42,186
Other current assets	274,668	4,940
Accounts payable	(468,687)	(2,021,366)
Accrued real estate taxes	15,019	44,489
Due to affiliates	(56,580)	4,826
Unearned income	254	516

Net cash provided by (used in) operating activities	88,614	(1,682,574)

Cash flows from investing activities:
Payments on mortgage loans receivable	50,368	1,966,682
Additions to investment properties	(1,263,726)	(3,037,458)
Proceeds from sale of investment properties	10,273,307	8,847,906

Net cash provided by investing activities	9,059,949	7,777,130

Cash flows from financing activities:
Cash distributions	(7,500,000)	-

Net cash used in financing activities	(7,500,000)	-

Net increase in cash and cash equivalents	1,648,563	6,094,556
Cash and cash equivalents at beginning of period	4,698,542	6,129,127

Cash and cash equivalents at end of period	$6,347,105	12,223,683

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

June 30, 2007
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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 2007, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2007
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $12,150 and $12,352 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the partnership agreement) for direct costs.  Such costs of $20,139 and $32,166 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2007 and June 30, 2006, respectively, of which $2,300 and $10,137 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  For the six months ended June 30, 2007, the Partnership incurred $101,474 of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $13,100 and $61,641 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

June 30, 2007

 (unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/07	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.473)	08/29/03
		(37.645)	02/17/05

3	Kendall	120.817	11/06/90	1,606,794	101,863	1,708,657	4,573,984	4,748,794	1,533,847	1,040,580
		(3.390)	05/17/05
		(31.000)	07/14/05
		(49.400)	Var 2006
		(21.450)	Var 2007

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	497,893	-	2,017,756	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	4,450,568
		(.258)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	59,725	1,909,034	1,909,666	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/07	Recognized
9 (c)	Will	9.867	08/13/91	$-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/07	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	8,817,159	8,361,554	1,674,096	162,659
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(10.0800)	Var 2007

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	5,014,360	1,250,469	5,557,832	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.000)	03/16/99
		(14.013)	09/06/06

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,725	5,556,530	365,381	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/07	Recognized
23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

27	Kendall	83.525	03/11/93	984,474	54,846	1,039,320	4,227,369	2,539,728	2,726,961	375,437
		(25.300)	Var 2006
		(8.800)	Var 2007

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	204,801	-	889,237	-

				$38,810,025	2,504,276	41,314,301	41,186,028	65,825,553	16,674,776	6,029,244

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2007
(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	June 30,	December 31,
	2007	2006

Balance at January 1,	$19,655,113	21,988,636
Additions during period	1,263,726	6,112,652
Sales during period	(4,244,063)	(8,446,175)

Balance at end of period,	$16,674,776	19,655,113

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended June 30, 2007, the Partnership had recorded no such impairment.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

June 30, 2007
(unaudited)

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2007, the Partnership had leases of generally one year in duration, for approximately 707 acres of the approximately 1,028 acres owned.

 (5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/07	12/31/06	06/30/07	06/30/07

5 & 19	07/01/11	6.00%	$10,110,360	10,160,728	227,791	5,907,854

			$10,110,360	10,160,728	227,791	5,907,854

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  For the six months ended June 30, 2007, we received principal payments totaling $50,368 and recognized deferred gain of $29,489.  The remaining deferred gain will be recognized as payments are received.

 (6) Subsequent Events

On July 5, 2007, we sold 4 additional lots of Parcel 27 for approximately $266,000 and recorded a gain of approximately $42,000.

On July 12, 2007, the Partnership received $77,230 payment in the mortgage receivable for Parcels 5 and 19 comprised of $77,230 of interest.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of June 30, 2007, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2007, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of June 30, 2007, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,502 acres, or 77%, of the approximately 4,530 acres originally owned. As of June 30, 2007, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of June 30, 2007, we have used $41,186,028 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2007, we owned, in whole or in part, eight parcels consisting of approximately 1,028 acres, of which 707 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 2007, we had cash and cash equivalents of $6,347,105 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2007 we received net sales proceeds of $1,095,615 from the sales of Parcel 18, $2,647,380 from the sales of Parcel 3, $1,053,037 from the sales of Parcel 27 and $5,477,275 from the sale of Parcel 6. We anticipate future additional sales of over 135 acres of Parcels 3, 18 and 27 during 2007 through 2008.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be useable for development, and discussions continue with the Village of Montgomery about a Tax Increment Financing District to fund development of the property.  Zoning and planning of Parcels 3, 18 and 27 is complete and three contracts for sale of improved single family lots are pending.  We have completed our final planning on Parcel 4.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $37,516 and $29,948 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2007 and June 30, 2006, respectively, of which $12,150 and $12,352 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.  Such costs of $20,139 and $32,166 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2007 and June 30, 2006, respectively, of which $2,300 and $10,137 was unpaid at June 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the six months ended June 30, 2007, we incurred $101,474 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $13,100 and $61,641 was unpaid as of June 30, 2007 and December 31, 2006, respectively.

Results of Operations

Income from the sale of investment properties of $10,273,307 and cost of investment properties sold of $4,244,063 for the six months ended June 30, 2007 is the result of the sale of approximately 21 acres of Parcel 3, 57 acres of Parcel 6, 10 acres of Parcel 18 and 9 acres of Parcel 27.  Income from the sale of investment properties of $8,847,906 and cost of investment properties sold of $5,059,939 for the six months ended June 30, 2006 is the result of the sale of 51.09 acres of Parcel 18, 23.1 acres of Parcel 3 and 8.8 acres of Parcel 27.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. For the six months ended June 30, 2007, we received principal payments totaling $50,368 and recognized deferred gain of $29,489.  The remaining deferred gain will be recognized as payments are received.

As of June 30, 2007, we owned eight parcels of land consisting of approximately 1,028 acres. Of the approximately 1,028 acres owned, 707 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $37,009 and $38,468 for the six months ended June 30, 2007 and 2006, respectively. Rental income decreased due to a decrease in tillable acres.

Professional services to affiliates and non-affiliates were $61,600 and $65,725 for the six months ended June 30, 2007 and June 30, 2006, respectively.  The decrease in 2007 is due to a decrease in accounting and legal fees.

General and administrative expenses to non-affiliates were $89,999 and $92,496 for the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in 2007 is due to a decrease in postage and printing which was offset by an increase in Illinois Replacement tax due to the increase in land sales.

Marketing expenses to affiliates and non-affiliates were $42,912 and $74,634 for the six months ended June 30, 2007 and June 30, 2006, respectively.  Marketing expenses are costs incurred for preparing and marketing parcels for sale.  The decrease in 2007 is due to the efficiencies of established marketing plans and nonrecurring marketing expenses in 2006.

Land operating expenses to non-affiliates were $74,990 and $55,155 for the six months ended June 30, 2007 and June 30, 2006, respectively.  The increase in 2007 is due to an increase in grounds maintenance expenses.

Subsequent Events

On July 5, 2007, we sold 4 additional lots of Parcel 27 for approximately $266,000 and recorded a gain of approximately $42,000.

On July 12, 2007, we received $77,230 payment in the mortgage receivable for Parcels 5 and 19 comprised of $77,230 of interest.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	July 27, 2007

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	July 27, 2007

/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	July 27, 2007