Form 10-Q
period 2007-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2007-11-08
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ❑   No  X

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

September 30, 2007 and December 31, 2006

(unaudited)

Assets

	2007	2006
Current assets:
Cash and cash equivalents	$5,506,634	4,698,542
Accounts and accrued interest receivable (Note 5)	264,971	315,965
Other current assets	2,929	279,836

Total current assets	5,774,534	5,294,343

Mortgage loans receivable (Note 5)	10,110,360	10,160,728
Investment properties (including acquisition fees paid to affiliates of $376,175 and $469,365 at September 30, 2007 and December 31, 2006, respectively) (Note 3):
Land and improvements	18,228,771	19,655,113

Total assets	$34,113,665	35,110,184

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

September 30, 2007 and December 31, 2006
(unaudited)

Liabilities and Partners' Capital

	2007	2006

Current liabilities:
Accounts payable	$1,502,800	1,412,790
Accrued real estate taxes	91,578	48,990
Due to affiliates (Note 2)	51,745	84,130
Unearned income	1,475	-

Total current liabilities	1,647,598	1,545,910

Deferred gain on sale of investment properties (Note 5)	5,907,854	5,937,343

Total liabilities	7,555,452	7,483,253

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,725,953	11,222,780
Cumulative cash distributions	(13,313,195)	(10,813,195)

	413,258	410,085
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2007 and December 31, 2006, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	73,915,880	69,987,771
Cumulative cash distributions	(90,330,834)	(85,330,834)

	26,144,955	27,216,846

Total Partners' capital	26,558,213	27,626,931

Total liabilities and Partners' capital	$34,113,665	35,110,184

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2007 and 2006

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income:
Sale of investment properties (Notes 1 and 3)	$793,275	10,202,768	11,066,582	19,050,674
Deferred gain recognized	-	-	29,489	904,127
Rental income (Note 4)	18,811	19,093	55,820	57,561
Other operating income	-	225	-	45,225

Total revenues	812,086	10,222,086	11,151,891	20,057,587

Expenses:
Cost of investment properties sold	738,000	2,574,870	4,982,063	7,634,809
Professional services to affiliates	15,357	18,047	46,106	41,399
Professional services to non-affiliates	3,450	5,267	34,301	47,640
General and administrative expenses to affiliates	2,196	7,098	8,963	13,694
General and administrative expenses to non- affiliates	6,710	16,021	27,309	35,077
State replacement tax expense	-	50,500	66,380	105,495
Marketing expenses to affiliates	6,071	3,466	26,210	35,632
Marketing expenses to non-affiliates	2,281	11,090	25,054	53,558
Land operating expenses to non-affiliates	145,356	19,295	220,346	74,450
Recovery of loan losses and bad debt expense	-	-	-	(422,395)

Total expenses	919,421	2,705,654	5,436,732	7,619,359

Operating income (loss)	(107,335)	7,516,432	5,715,159	12,438,228

Interest income	220,240	296,691	704,443	727,436
Other income	3,400	2,550	11,680	6,333

Net income	$116,305	7,815,673	6,431,282	13,171,997

Net income allocated to:
General Partner	$611	2,091,878	2,503,173	2,098,520
Limited Partners	115,694	5,723,795	3,928,109	11,073,477

Net income	$116,305	7,815,673	6,431,282	13,171,997

Net income allocated to the one General Partner Unit	$611	2,091,878	2,503,173	2,098,520

Net income per Unit, basic and diluted, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2007 and 2006)	$2.31	114.32	78.46	221.17

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$6,431,282	13,171,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of loan losses and bad debt expense	-	(422,395)
Gain on sale of investment properties	(6,084,519)	(11,415,865)
Recognition of deferred gain on sale of investment properties	(29,489)	(904,127)
Changes in assets and liabilities:
Accounts and accrued interest receivable	50,994	(12,391)
Other current assets	276,907	(29,991)
Accounts payable	90,010	(1,621,715)
Accrued real estate taxes	42,588	9,096
Due to affiliates	(32,385)	(43,191)
Unearned income	1,475	1,601

Net cash provided by (used in) operating activities	746,863	(1,266,981)

Cash flows from investing activities:
Payments on mortgage loans receivable	50,368	1,966,682
Additions to investment properties	(3,555,721)	(4,608,066)
Proceeds from sale of investment properties	11,066,582	19,050,674

Net cash provided by investing activities	7,561,229	16,409,290

Cash flows from financing activities:
Distributions	(7,500,000)	(12,990,000)

Net cash used in financing activities	(7,500,000)	(12,990,000)

Net increase in cash and cash equivalents	808,092	2,152,309
Cash and cash equivalents at beginning of period	4,698,542	6,129,127

Cash and cash equivalents at end of period	$5,506,634	8,281,436

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

September 30, 2007
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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or Units pursuant to a registered offering under the Securities Act of 1933.  Inland Real Estate Investment Corporation is the General Partner. On October 24, 1991, the Partnership terminated its offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2007, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the unit repurchase program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2006 financial statements to conform with the 2007 presentation.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates, of which $16,939 and $12,352 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the partnership agreement) for direct costs.  Such costs of $26,210 and $35,632 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2007 and September 30, 2006, respectively, of which $5,395 and $10,137 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs.  For the nine months ended September 30, 2007, the Partnership incurred $143,946 of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $29,411 and $61,641 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements (continued)

September 30, 2007

 (unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.473)	08/29/03
		(37.645)	02/17/05

3/27	Kendall	120.817	11/06/90	2,591,268	156,709	2,747,977	9,277,005	7,908,522	4,116,460	1,463,609
		83.525	03/11/93
		(3.390)	05/17/05
		(31.000)	07/14/05
		(74.700)	Var 2006
		(35.750)	Var 2007

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	503,113	-	2,022,976	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	4,450,568
		(.258)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	65,623	1,909,034	1,915,564	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized
9 (c)	Will	9.867	08/13/91	$-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,372,701	8,479,554	2,111,638	170,342
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(11.2000)	Var 2007

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	6,263,476	1,250,469	6,806,948	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.000)	03/16/99
		(14.013)	09/06/06

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,725	5,556,530	365,381	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/07	Recognized
23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	205,368	-	889,804	-

				$38,810,025	2,504,276	41,314,301	43,478,023	66,563,553	18,228,771	6,084,519

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2007	2006

Balance at January 1,	$19,655,113	21,988,636
Additions during period	3,555,721	6,112,652
Sales during period	(4,982,063)	(8,446,175)

Balance at end of period,	$18,228,771	19,655,113

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended September 30, 2007, the Partnership had recorded no such impairment.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

September 30, 2007
(unaudited)

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2007, the Partnership had leases of generally one year in duration, for approximately 707 acres of the approximately 1,021 acres owned.

 (5) Mortgage Loans Receivable

Mortgage loans receivable are the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/07	12/31/06	09/30/07	09/30/07

5 & 19	07/01/11	6.00%	$10,110,360	10,160,728	235,290	5,907,854

			$10,110,360	10,160,728	235,290	5,907,854

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  For the nine months ended September 30, 2007, we received principal payments totaling $50,368 and recognized deferred gain of $29,489.  The remaining deferred gain will be recognized as payments are received.

 (6) Subsequent Events

On October 15, 2007, we received a $34,905 interest payment for the mortgage receivable for Parcels 5 and 19.

On October 18, 2007, we sold three additional lots of Parcel 18 for approximately $194,000 and recorded a gain of approximately $16,000.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2007, we had recorded no such impairment.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2007, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993.  In 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of September 30, 2007, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,509 acres, or 77%, of the approximately 4,530 acres originally owned. As of September 30, 2007, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of September 30, 2007, we have used $43,478,023 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2007, we owned, in whole or in part, seven parcels consisting of approximately 1,021 acres, of which 707 acres are tillable and leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2007, we had cash and cash equivalents of $5,506,634 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2007 we received net sales proceeds of $1,221,298 from the sales of Parcel 18, $5,477,275 from the sale of Parcel 6 and $4,368,009 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  We anticipate future additional sales of over 80 acres of Parcels 3/27 and 18 during 2007 through 2008.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners based upon such sales. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be useable for development, and discussions continue with the Village of Montgomery about a tax increment financing district to fund development of the property.  Zoning and planning of Parcels 3/27 and 18 is complete and three contracts for sale of improved single family lots are pending.  We have completed our final planning on Parcel 4.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $55,069 and $55,093 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2007 and September 30, 2006, respectively, of which $16,939 and $12,352 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.  Such costs of $26,210 and $35,632 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2007 and September 30, 2006, respectively, of which $5,395 and $10,137 was unpaid at September 30, 2007 and December 31, 2006, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the nine months ended September 30, 2007, we incurred $143,946 of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $29,411 and $61,641 was unpaid as of September 30, 2007 and December 31, 2006, respectively.

Results of Operations

Income from the sale of investment properties of $11,066,582 and cost of investment properties sold of $4,982,063 for the nine months ended September 30, 2007 is the result of the sale of approximately 57 acres of Parcel 6, 11 acres of Parcel 18 and 36 acres of Parcel 3/27.  Income from the sale of investment properties of $19,050,674 and cost of investment properties sold of $7,634,809 for the nine months ended September 30, 2006 is the result of the sale of 56.69 acres of Parcel 18, 70.3 acres of Parcel 3/27.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,230,133.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. For the nine months ended September 30, 2007, we received principal payments totaling $50,368 and recognized deferred gain of $29,489.  The remaining deferred gain will be recognized as payments are received.

As of September 30, 2007, we owned seven parcels of land consisting of approximately 1,021 acres. Of the approximately 1,021 acres owned, 707 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes, insurance and other miscellaneous expenses. Rental income was $55,820 and $57,561 for the nine months ended September 30, 2007 and 2006, respectively. Rental income decreased due to a decrease in tillable acres.

Other operating income was $0 and $45,225 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The income received in 2006 was for extension fees and non-refundable deposits.

Professional services to affiliates and non-affiliates were $80,407 and $89,039 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The decrease in 2007 is due to a decrease in accounting and legal fees.

General and administrative expenses to affiliates and non-affiliates were $36,272 and $48,771 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The decrease is due primarily to a decrease in data processing expenses, postage and printing expenses.

Marketing expenses to affiliates and non-affiliates were $51,264 and $89,190 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  Marketing expenses are costs incurred for preparing and marketing parcels for sale.  The decrease in 2007 is due to the efficiencies of established marketing plans and nonrecurring marketing expenses in 2006.

Land operating expenses to non-affiliates were $220,346 and $74,450 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  The increase in 2007 is due to an increase in grounds maintenance expenses and an increase in real estate taxes due to Parcel 3/27 being taxed as vacant residential land rather than being taxed as farm land in prior periods.

Interest income was $704,443 and $727,436 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  Interest income is primarily a result of cash available to invest on a short-term basis during the period as a result of sales proceeds received.

Other income was $11,680 and $6,333 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  Other income is primarily investor transfer fees and the net fees associated with tender offers.

Subsequent Events

On October 15, 2007, we received a $34,905 interest payment for the mortgage receivable for Parcels 5 and 19.

On October 18, 2007, we sold three additional lots of Parcel 18 for approximately $194,000 and recorded a gain of approximately $16,000.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 8, 2007

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 8, 2007

/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 8, 2007