Form 10-K
period 2007-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2008-03-19
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company  (See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

The registrant's common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

TABLE OF CONTENTS

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P.  was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2007, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2007, we have had multiple sales transactions, through which we have disposed of approximately 3,511 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be used for development, and discussions continue with the Village of Montgomery about a tax increment financing district to fund development of the property.  Zoning and planning of Parcels 3/27 and 18 is complete and three contracts for sale of improved single family lots are proceeding. We have completed our final planning on Parcel 4.

During the year ended December 31, 2007, we received net sales proceeds of $5,477,275 from the sale of Parcel 6, $1,414,147 from the sales of Parcel 18, and $4,503,703 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  We anticipate future additional sales of over 80 acres of Parcels 3/27 and 18 during 2008 through 2009.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners based upon such sales. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We had no employees during 2007.

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

Transfer Limit.    In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that can be transferred/assigned during 2007.

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

Item 1(B). Unresolved Staff Comments

None

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, McHenry County, Illinois	372.7590	-	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	-	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3/27, Kendall County, Illinois	120.8170	58.402	11/06/90
	83.525		03/11/93
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)
	(74.7000		sold various 2006)
	(36.85		sold various 2007)

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	-	04/16/91
	(.2580		sold 10/01/94)
	(57.0765		sold 03/22/07)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.0000		sold 01/23/01)
	(80.0000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	-	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 14, Kendall County, Illinois	44.4030	-	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	21.7000	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)
	(62.0200		sold various 2006)
	(12.8800		sold various 2007)

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	378.9910	01/31/92
	(21.1380		sold 06/30/99)

Parcel 21, Kendall County, Illinois	15.0130	-	05/26/92
	(1.0000		sold 03/16/99)
	(14.0130		sold 09/06/06)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	-	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

*  On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes and  insurance. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2007, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2007.

Part II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of February 5, 2008, there were 4,306 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2007 and 2006, we paid the following distributions:

Distributions to:	2007	2006

General partners	$2,500,000	2,425,000
Limited partners	5,000,000	14,565,000

Total	$7,500,000	16,990,000

Item 6.  Selected Financial Data

Not applicable

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2007, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2007, the partnership has evaluated the mortgage loans receivables and determined that an allowance for doubtful accounts is not needed.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2007, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,511 acres of the approximately 4,530 acres originally owned. As of December 31, 2007, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of December 31, 2007, we have used $44,585,448 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2007, we own, in whole or in part, seven parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance. We continue to market the remaining acres for sale.

At December 31, 2007, we had cash and cash equivalents of $4,653,805 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

In 2007, we received net sales proceeds of approximately $11,395,125 from the sales of Parcels 6,18, and 3/27.  In May 2007, we paid distributions totaling $7,500,000, which included $5,000,000 paid to the limited partners and $2,500,000 paid to the general partner.  In addition to these sales which occurred in 2007, we anticipate additional sales of over 80 acres of Parcels 3/27 and 18 during 2008 and 2009. However there can be no assurance that any sales will be completed.  Undistributed net sales proceeds will be used to cover our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine future distributions.

We plan to enhance the value of our land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be used for development, and discussions continue with the Village of Montgomery about a tax increment financing district to fund development of the property.  Zoning and planning of Parcels 3/27 and 18 is complete and three contracts for sale of improved single family lots are proceeding. We have completed our final planning on Parcel 4.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $80,984 and $91,219 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $26,066 and $12,352 was unpaid as of December 31, 2007 and 2006, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $33,600 and $44,070 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $5,306 and $10,137 was unpaid at December 31, 2007 and 2006.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2007 and 2006, we incurred $184,934 and $229,186, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $31,444 and $61,641 was unpaid as of December 31, 2007 and 2006, respectively.

Results of Operations

Income from the sale of investment properties of $11,395,125 and cost of investment properties sold of $5,285,063 recorded for the year ended December 31, 2007 is the result of the sale of 57.0765 acres of Parcel 6, the sale of 12.88 acres of Parcel 18 and the sale of 36.85 acres of Parcel 3/27.  Income from the sale of investment properties of $20,131,591 and cost of investment properties sold of $8,446,175 recorded for the year ended December 31, 2006 is the result of the sale of 74.7 acres of Parcel 3/27, the sale of 62.02 acres of Parcel 18, the sale of the remaining 14.013 acres of Parcel 21.  The sales activity for the years ended December 31, 2007 and 2006, respectively, are the result of favorable zoning and a change in our marketing approach to target homebuilders, commercial users and land developers.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%. During 2007, we received principal payments totaling $50,368 and recognized deferred gain of $29,489.  As of December 31, 2007, the balance of the mortgage loan receivable was $10,110,360. The remaining deferred gain will be recognized as payments are received.

As of December 31, 2007, we owned seven parcels of land consisting of approximately 1,019 acres.  Of the approximately 1,019 acres owned, 707 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $74,632 and $76,813 for the years ended December 31, 2007 and 2006, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales.

Other operating income was $250,000 and $42,225 for the years ended December 31, 2007 and 2006, respectively.  Other income for 2007 is due to $250,000 in fees from the cancellation of a purchase agreement from Parcel 28.  Other income for 2006 is due primarily to extension fees on purchase agreements and non-refundable deposits for purchase agreements..

Professional services to non-affiliates were $48,609 and $56,896 for the years ended December 31, 2007 and 2006, respectively. Professional services to non-affiliates decreased in 2007 due to a decrease in legal services and accounting costs.

General and administrative expenses to affiliates were $11,386 and $22,490 for the years ended December 31, 2007 and 2006, respectively.  The decrease in 2007 is due to a decrease in data processing expense and investor services.

State replacement tax expense was $83,380 and $107,995 for the years ended December 31, 2007 and 2006, respectively.  State replacement tax expense includes Illinois replacement taxes paid and accrued for at the partnership level.  State replacement tax expense fluctuates in accordance with land sales.

Marketing expenses to affiliates were $33,600 and $44,070 for the years ended December 31, 2007 and 2006, respectively.  Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses to non-affiliates were $30,959 and $40,141 for the years ended December 31, 2007 and 2006, respectively.  Marketing expenses decreased as we continue to take advantage of established marketing plans from prior years.

Land operating expenses to non-affiliates were $233,832 and $138,537 for the years ended December 31, 2007 and 2006, respectively. These costs primarily include real estate tax expense, ground maintenance and insurance expense on the parcels owned.  The increase in 2007 is due primarily to an increase in grounds maintenance expenses for snow removal and landscape maintenance costs for Parcel 18 and Parcel 3/27.

During 2006, the Partnership recorded a recovery of bad debt expense for the receipt of $422,395 in principal and interest for the remaining portion of a mortgage and the related accrued interest which was previously written off.

Interest income was $917,888 and $946,826 for the years ended December 31, 2007 and 2006, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

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

Subsequent Events

On January 10, 2008, we received a payment of $336,357 on the mortgage receivable for Parcels 5 and 19 comprised of $183,308 of principal and $153,049 of interest.

On January 30, 2008, we sold 4 lots of Parcel 3/27 for approximately $278,000 and recorded a gain of approximately $24,000.

On January 31, 2008, we sold 3 lots of Parcel 3/27 for approximately $208,000 and recorded a gain of approximately $18,000.

On February 1, 2008, we received a payment of $1,003,990 principal payment on the mortgage receivable for Parcels 5 and 19.

On February 14, 2008, we sold 1 lot of Parcel 3/27 for approximately $68,000 and recorded a gain of approximately $4,000.

Subsequent to year end, the homebuilder who is the holder of the mortgage receivable, has notified us that they are currently experiencing a slow down in sale contracts for new homes.  The mortgage receivable is currently not in default.  Principal and interest payments are current.  Based on the currently available information, we do not feel it is necessary to set up an allowance for the mortgage receivable.

Other

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that can be transferred/assigned during 2007.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 19, 2008

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets

December 31, 2007 and 2006

Assets

	2007	2006
Current assets:
Cash and cash equivalents (Note 1)	$4,653,805	4,698,542
Accounts and accrued interest receivable (Note 6)	161,815	315,965
Other current assets	250,000	279,836

Total current assets	5,065,620	5,294,343

Mortgage loan receivable (Note 6)	10,110,360	10,160,728
Investment properties (including acquisition fees paid to affiliates of $374,487 and $469,365 at December 31, 2007 and 2006, respectively) (Note 4):
Land and improvements	19,033,196	19,655,113

Total assets	$34,209,176	35,110,184

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Balance Sheets
(continued)

December 31, 2007 and 2006

Liabilities and Partners' Capital

	2007	2006

Current liabilities:
Accounts payable	$1,226,430	1,412,790
Accrued real estate taxes	41,441	48,990
Due to affiliates (Note 3)	62,816	84,130

Total current liabilities	1,330,687	1,545,910

Deferred gain on sale of investment properties (Note 6)	5,907,854	5,937,343

Total liabilities	7,238,541	7,483,253

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,729,822	11,222,780
Cumulative cash distributions	(13,313,195)	(10,813,195)

	417,127	410,085
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2007 and 2006, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	74,324,433	69,987,771
Cumulative cash distributions	(90,330,834)	(85,330,834)

	26,553,508	27,216,846

Total Partners' capital	26,970,635	27,626,931

Total liabilities and Partners' capital	$34,209,176	35,110,184

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006
Revenues:
Sale of investment properties (Notes 1 and 3)	$11,395,125	20,131,591
Recognition of deferred gain on sale of investment properties (Note 6)	29,489	904,127
Rental income (Note 5)	74,632	76,813
Other operating income	250,000	45,225

Total revenues	11,749,246	21,157,756

Expenses:
Cost of investment properties sold	5,285,063	8,446,175
Professional services to affiliates	69,598	68,729
Professional services to non-affiliates	48,609	56,896
General and administrative expenses to affiliates	11,386	22,490
General and administrative expenses to non-affiliates	37,244	38,701
State replacement tax expense	83,380	107,995
Marketing expenses to affiliates	33,600	44,070
Marketing expenses to non-affiliates	30,959	40,141
Land operating expenses to non-affiliates	233,832	138,537
Recovery of bad debt expense	-	(422,395)

Total expenses	5,833,671	8,541,339

Operating income	5,915,575	12,616,417

Interest income	917,888	946,826
Other income	15,900	13,450
Other expense	(5,659)	(9,831)

Net income	$6,843,704	13,566,862

Net income allocated to (Note 2):
General Partner	$2,507,042	2,434,773
Limited Partners	4,336,662	11,132,089

Net income	$6,843,704	13,566,862

Net income allocated to the one General Partner Unit	$2,507,042	2,434,773

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2007 and 2006)	$86.62	222.34

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2007 and 2006

	General	Limited
	Partner	Partners	Total

Balance January 1, 2006	400,312	30,649,757	31,050,069

Distributions to Partners ($290.90 per weighted average Limited Partnership Units of 50,068) (Note 2)	(2,425,000)	(14,565,000)	(16,990,000)
Net income (Note 2)	2,434,773	11,132,089	13,566,862

Balance December 31, 2006	$410,085	27,216,846	27,626,931

Distributions to Partners ($99.86 per weighted average Limited Partnership Units of 50,068) (Note 2)	(2,500,000)	(5,000,000)	(7,500,000)
Net income (Note 2)	2,507,042	4,336,662	6,843,704

Balance December 31, 2007	$417,127	26,553,508	26,970,635

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$6,843,704	13,566,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(6,110,062)	(11,685,416)
Recognition of deferred gain on sale of investment properties	(29,489)	(904,127)
Recovery of bad debt expense	-	(422,395)
Changes in assets and liabilities:
Accounts and accrued interest receivable	154,150	(47,068)
Other current assets	29,836	(1,654)
Accounts payable	(186,360)	(965,175)
Accrued real estate taxes	(7,549)	19,864
Due to affiliates	(21,314)	12,903

Net cash provided by (used in) operating activities	672,916	(426,206)

Cash flows from investing activities:
Principal payments collected on mortgage loan receivable	50,368	1,966,682
Additions to investment properties	(4,663,146)	(6,112,652)
Proceeds from sale of investment properties	11,395,125	20,131,591

Net cash provided by investing activities	6,782,347	15,985,621

Cash flows from financing activities:
Distributions	(7,500,000)	(16,990,000)

Net cash used in financing activities	(7,500,000)	(16,990,000)

Net decrease in cash and cash equivalents	(44,737)	(1,430,585)
Cash and cash equivalents at beginning of year	4,698,542	6,129,127

Cash and cash equivalents at end of year	$4,653,805	4,698,542

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2007, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners could, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership's escrow agent holds earnest money deposits for the purchase of parcels.  Generally, these funds are not the Partnership's until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

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

	2007		2006
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$34,209,176	41,491,615	35,110,184	42,272,624

Partners' capital:
General Partner	417,127	236,494	410,085	229,451
Limited Partners	26,553,508	34,232,571	27,216,846	34,895,909

Net income:
General Partner	2,507,042	2,507,042	2,434,773	2,435,035
Limited Partners	4,336,662	4,783,535	11,132,089	11,047,958

Net income per Limited Partnership Unit	86.62	95.54	222.34	220.66

The net income per Unit is based upon the weighted average number of Units of 50,068 during 2007 and 2006.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $80,984 and $91,219 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $26,066 and $12,352 was unpaid as of December 31, 2007 and 2006, respectively.

An Affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under term of the Partnership Agreement) for direct costs. Such costs of $33,600 and $44,070 have been incurred and paid and are included in marketing expenses to affiliates for the years ended December 31, 2007 and 2006, respectively, of which $5,306 and $10,137 was unpaid as of December 31, 2007 and 2006.

An Affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  For the years ended December 31, 2007 and 2006, the Partnership incurred $184,934 and $229,186, respectively, of such costs.  The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $31,444 and $61,641 was unpaid as of December 31, 2007 and 2006, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.473)	08/29/03
		(37.645)	02/17/05

3/27	Kendall	120.817	11/06/90	2,591,268	156,709	2,747,977	9,462,720	8,034,522	4,176,175	1,473,303
		83.525	03/11/93
		(3.390)	05/17/05
		(31.000)	07/14/05
		(74.700)	Var 2006
		(36.850)	Var 2007

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	509,118	-	2,028,981	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	4,450,568
		(.258)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	68,265	1,909,034	1,918,206	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized
9 (c)	Will	9.867	08/13/91	$-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,385,212	8,656,554	1,947,149	186,191
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	7,163,941	1,250,469	7,707,413	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.000)	03/16/99
		(14.013)	09/06/06

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,785	5,556,530	365,441	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/07	Recognized
23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	205,395	-	889,831	-

				$38,810,025	2,504,276	41,314,301	44,585,448	66,866,553	19,033,196	6,110,062

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	2007	2006

Balance at January 1,	$19,655,113	21,988,636
Additions during year	4,663,146	6,112,652
Sales during year	(5,285,063)	(8,446,175)

Balance at December 31,	$19,033,196	19,655,113

(e)

The aggregate cost of investment properties owned at December 31, 2007 for Federal income tax purposes was approximately $19,000,000 (unaudited).

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2007, the Partnership had recorded no such impairment.

 (5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2007, the Partnership had leases of generally one year in duration, for approximately 707 acres of the approximately 1,019 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(6) Mortgage Loan Receivable

Mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loan receivable was approximately $11,200,000 and $11,100,000, at December 31, 2007 and 2006, respectively.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/07	12/31/06	12/31/07	12/31/07

5 & 19	07/01/11	6.00%	$10,110,360	10,160,728	153,048	5,907,854

			$10,110,360	10,160,728	153,048	5,907,854

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

 (7) Subsequent Events

On January 10, 2008, the Partnership received a payment of $336,357 on the mortgage receivable for Parcels 5 and 19 comprised of $183,308 of principal and $153,049 of interest.

On January 30, 2008, the Partnership sold 4 lots of Parcel 3/27 for approximately $278,000 and recorded a gain of approximately $24,000.

On January 31, 2008, the Partnership sold 3 lots of Parcel 3/27 for approximately $208,000 and recorded a gain of approximately $18,000.

On February 1, 2008, the Partnership received a payment of $1,003,990 principal payment on the mortgage receivable for Parcels 5 and 19.

On February 14, 2008, the Partnership sold 1 lot of Parcel 3/27 for approximately $68,000 and recorded a gain of approximately $4,000.

Subsequent to year end, the homebuilder who is the holder of the mortgage receivable, has notified the Partnership that they are currently experiencing a slow down in sale contracts for new homes.  The mortgage receivable is currently not in default.  Principal and interest payments are current.  Based on the currently available information, the Partnership does not feel it is necessary to set up an allowance for the mortgage receivable.

Item 9.  Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2007.

Item 9(A).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only  management's report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During 2004, the board of directors of our general partner formalized our audit committee. The Audit Committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and audit committee financial expert, Brenda G. Gujral, Roberta S. Matlin and Gary Pechter. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a code of ethics that applies to all of its employees.  We will provide the code of ethics free of charge upon request to our customer relations group.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows.  Ages are listed as of January 1, 2007.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Donna Urbain	Principal Financial Officer
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 64) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 64) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 64) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 65) is president, chief operating officer and a director of Inland Real Estate Investment Corporation (IREIC).  She is also president, chief operating officer and a director of Inland Securities Corporation (ISC), a member of the Financial Industry Regulatory Authority (FINRA).  Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.  She is an affiliated director of Inland Western Retail Real Estate Trust, Inc., chairperson of the board of Inland Real Estate Exchange Corporation and President and an affiliated director of Inland American Retail Real Estate Trust, Inc.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication.  Ms. Gujral works with the internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.

Ms. Gujral has been with the Inland organization more than twenty-five years, becoming an officer in 1982.  Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state.  Ms. Gujral is a graduate of California State University.  She holds Series, 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority, and is a licensed real estate salesperson and a member of the National Association of Real Estate Investment Trusts.

CATHERINE L. LYNCH (age 49) joined Inland in 1989 and is the treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the corporate accounting department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG LLP since 1980. She received her B.S. Degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

ROBERTA S. MATLIN (age 63) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a director of IREIC and president and director of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been vice president of administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses with the National Association of Securities Dealers.

GUADALUPE GRIFFIN (age 43) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 45) joined Inland in 2002 and is the Principal Financial Officer with respect to the public partnerships.  Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings.  Prior to joining Inland, Ms Urbain worked in the field of public accounting for KPMG LLP.  Ms. Urbain is a Certified Public Accountant.  She received her B.B.A. in Accounting from the University of Notre Dame.

CATHLEEN M. HRTANEK (age 31) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc.  She is also a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their Assistant Counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  Additionally, she is a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Item 11. Executive Compensation

We do not have any employees, and none of our executive officers receives any compensation from us.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2007, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $80,984, of which $26,066 was unpaid as of December 31, 2007.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed  (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2007, such costs were $33,600, of which $5,306 was unpaid at December 31, 2007.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2007, we incurred $184,934 of such costs, of which $31,444 was unpaid as of December 31, 2007, and which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not maintain any equity compensation plans.

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)

The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	234 Units directly	Less than 1%

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

Item 13. Certain Relationships and Related Transactions

We do not currently have written, formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of the SEC Regulation S-K.  Our policies, however, contain provisions setting forth an ability to engage in certain transactions.  Our audit committee reviews all of these transactions as well as any related party transactions.

There were no significant transactions or business relationships with the general partner, affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this annual report) for information regarding related party transactions.

Item 14:  Principal Accounting Fees and Services

Fees.  Aggregate fees for professional services rendered by Grant Thornton were as follows:

	Years ended December 31,
	2007	2006

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$43,330	34,244
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	8,400	6,760

Total fees	$51,730	41,004

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton.  The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2007 and 2006, respectively were consistent with maintaining Grant Thornton's independence.

In addition, the audit committee must pre-approve all services provided by the company's independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

The financial statements listed in the index at page 14 of this annual report are filed as part of this annual report.

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

No annual report or proxy material for the year 2007 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 19, 2008

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 19, 2008

/s/	Donna Urbain

By:	Donna Urbain
Principal Financial Officer
Date:	March 19, 2008

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 19, 2008

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 19, 2008