Form 10-Q
period 2008-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2008-05-13
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2008 and December 31, 2007

(unaudited)

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$5,611,332	4,653,805
Accounts and accrued interest receivable (Note 5)	2,512	161,815
Other current assets	81	250,000

Total current assets	5,613,925	5,065,620

Mortgage loan receivable (Note 5)	8,923,062	10,110,360
Investment properties (including acquisition fees paid to affiliates of $370,518 and $374,487 at March 31, 2008 and December 31, 2007, respectively) (Note 3):
Land and improvements	18,545,297	19,033,196

Total assets	$33,082,284	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

March 31, 2008 and December 31, 2007

(unaudited)

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$130,995	1,226,430
Accrued real estate taxes	47,297	41,441
Due to affiliates	36,292	62,816
Unearned income	14,059	-

Total current liabilities	228,643	1,330,687

Deferred gain on sale of investment properties (Note 5)	5,212,732	5,907,854

Total liabilities	5,441,375	7,238,541

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,729,132	13,729,822
Cumulative cash distributions	(13,313,195)	(13,313,195)

	416,437	417,127
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2008 and December 31, 2007, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	74,995,397	74,324,433
Cumulative cash distributions	(90,330,834)	(90,330,834)

	27,224,472	26,553,508

Total Partners' capital	27,640,909	26,970,635

Total liabilities and Partners' capital	$33,082,284	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2008 and 2007

(unaudited)

	2008	2007
Revenues:
Sale of investment properties (Notes 1 and 3)	$753,161	9,756,017
Recognition of deferred gain on sale of investment properties (Note 5)	695,122	29,488
Rental income (Note 4)	15,361	18,403

Total revenues	1,463,644	9,803,908

Expenses:
Cost of investment properties sold	709,000	3,788,063
Professional services to affiliates	25,622	9,651
Professional services to non-affiliates	34,201	26,511
General and administrative expenses to affiliates	2,714	2,833
General and administrative expenses to non-affiliates	(18,358)	69,685
Marketing expenses to affiliates	5,591	8,338
Marketing expenses to non-affiliates	11,261	19,171
Land operating expenses to non-affiliates	65,704	35,805

Total expenses	835,735	3,960,057

Operating income	627,909	5,843,851

Interest income	37,415	212,100
Other income	4,950	9,250
Other expense	-	2,567

Net income	$670,274	6,062,634

Net income (loss) allocated to:
General Partner	$(690)	652
Limited Partners	670,964	6,061,982

Net income	$670,274	6,062,634

Net income (loss) allocated to the one General Partner Unit	$(690)	652

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2008 and 2007)	$13.40	121.07

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$670,274	6,062,634
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment properties	(44,161)	(5,967,954)
Recognition of deferred gain on sale of investment properties	(695,122)	(29,488)
Changes in assets and liabilities:
Accounts and accrued interest receivable	159,303	150,932
Other current assets	249,919	229,549
Accounts payable	(1,095,435)	(481,876)
Accrued real estate taxes	5,856	11,966
Due to affiliates	(26,524)	(35,618)
Unearned income	14,059	8,295

Net cash used in operating activities	(761,831)	(51,560)

Cash flows from investing activities:
Principal payments collected on mortgage loan receivable	1,187,298	50,368
Additions to investment properties	(221,101)	(367,653)
Proceeds from sale of investment properties	753,161	9,756,017

Net cash provided by investing activities	1,719,358	9,438,732

Net increase in cash and cash equivalents	957,527	9,387,172
Cash and cash equivalents at beginning of year	4,653,805	4,698,542

Cash and cash equivalents at end of year	$5,611,332	14,085,714

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2008

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2007, which are included in the Partnership's 2007 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 2008, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain reclassifications were made to the 2007 financial statements to conform with the 2008 presentation.

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

The Partnership’s escrow agent holds earnest money deposits for the purchase of parcels.  Generally, these funds are not the Partnership’s until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales.  The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157: Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 in 2008 did not have an impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different basis.  This statement is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 in 2008 did not have an impact on our financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $28,336 and $12,484 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2008 and 2007, respectively, of which $20,642 and $26,066 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $5,591 and $8,338 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2008 and 2007, respectively, of which $1,500 and $5,306 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  Such costs of $55,197 and $53,098 have been incurred for the three months ended March 31, 2008 and 2007, respectively.  The Affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $14,150 and $31,444 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

(3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized
1	McHenry	372.759	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.759)	02/23/04

2	Kendall	41.118	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.473)	08/29/03
		(37.645)	02/17/05

3/27	Kendall	120.817	11/06/90	2,591,268	156,709	2,747,977	9,496,155	8,684,522	3,559,610	38,161
		83.525	03/11/93
		(3.390)	05/17/05
		(31.000)	07/14/05
		(74.700)	Var 2006
		(36.850)	Var 2007
		(5.500)	Var 2008

4	Kendall	299.025	06/28/91	1,442,059	77,804	1,519,863	520,235	-	2,040,098	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.258)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.394	06/14/91	3,496,700	262,275	3,758,975	70,640	1,909,034	1,920,581	-
		(.870)	04/03/96
		(63.000)	01/23/01
		(80.000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

 (3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized
9 (c)	Will	9.867	08/13/91	$-	-	-	-	-	-	-
		(9.867)	09/16/02

10	Will	150.66	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.66)	01/10/05

11	Will	138.447	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.447)	05/03/93

12 (c)	Will	44.732	08/20/91	-	-	-	-	-	-	-
		(44.732)	09/16/02

13	Will	6.342	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.342)	05/03/93

14	Kendall	44.403	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.392)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.364	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.000)	09/01/93
		(11.000)	12/01/94
		(84.364)	08/14/98

16	McHenry	168.905	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.905)	08/03/01

17	Kendall	3.462	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.113)	03/06/01
		(1.349)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

 (3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,413,967	8,715,554	1,916,904	6,000
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(.5600)	03/13/08

19	Kane	436.236	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.236)	05/16/01

20	Kane &
Kendall		400.129	01/31/92	1,692,623	101,318	1,793,941	7,308,805	1,250,469	7,852,277	-
		(21.138)	06/30/99

21	Kendall	15.013	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.000)	03/16/99
		(14.013)	09/06/06

22	Kendall	391.959	10/30/92	3,870,000	283,186	4,153,186	1,768,807	5,556,530	365,463	-
		(10.000)	01/06/94
		(5.538)	01/05/96
		(2.400)	07/27/99
		(73.395)	Var 2001
		(136.000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.525)	07/16/93
		(44.070)	Var 1995
		(8.250)	Var 1996

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

 (3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/08	Recognized
		(2.610)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.908	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.908)	04/16/01

24A(b)	Kendall	.406	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.406)	04/16/01

25	Kendall	656.687	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.687)	10/31/95

26 (d)	Kane	89.511	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.108)	Var 1999
		(34.255)	Var 2000
		(7.800)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	205,928	-	890,364	-

				$38,810,025	2,504,276	41,314,301	44,806,549	67,575,553	18,545,297	44,161

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	March 31,	December 31,
	2008	2007

Balance at January 1,	$19,033,196	19,655,113
Additions during period	221,101	4,663,146
Sales during period	(709,000)	(5,285,063)

Balance at end of period	$18,545,297	19,033,196

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended March 31, 2008, the Partnership had recorded no such impairment.

 (4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2008, the Partnership had leases of generally one year in duration, for approximately 449 acres of the approximately 1,013 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2008

(unaudited)

(5) Mortgage Loan Receivable

Mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	03/31/08	12/31/07	03/31/08	03/31/08

5 & 19	07/01/11	6.00%	$8,923,062	10,110,360	-	5,212,732

			$8,923,062	10,110,360	-	5,212,732

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  The remaining deferred gain will be recognized as payments are received.  During the quarter ended March 31, 2008, the Partnership received payments of $1,187,298 in principal and $155,194 in interest, bringing the total amount of principal paid since loan inception to $8,576,939 and interest paid since loan inception to $5,449,637.  In addition, during the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified the Partnership that they are currently experiencing a slow down in sales contracts for new homes.  The Partnership has agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  Based on the current available information, the Partnership does not believe it is necessary to set up an allowance for doubtful accounts for the mortgage receivable.  We will continue to monitor the activity associated with the mortgage receivable and reassess the future need for an allowance for doubtful accounts.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies."  A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgements in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition.  These judgements often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgements known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of March 31, 2008, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  As of March 31, 2008, we have evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts is not needed.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of March 31, 2008, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of March 31, 2008, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,517 acres of the approximately 4,530 acres originally owned. As of March 31, 2008, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of March 31, 2008, we have used $44,806,549 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of

March 31, 2008, we own, in whole or in part, seven parcels, consisting of approximately 1,013 acres, of which 449 are leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At March 31, 2008, we had cash and cash equivalents of $5,611,332 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2008 we received net sales proceeds of $65,000 from the sales of Parcel 18, and $688,161 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  We anticipate future additional sales of over 70 acres of Parcels 3/27 and 18 during 2008 through 2009.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners based upon such sales. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $28,336 and $12,484 are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2008 and 2007, respectively, of which $20,642 and $26,066 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $5,591 and $8,338 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2008 and 2007, respectively, of which $1,500 and $5,306 was unpaid at March 31, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. Such costs of $55,197 and $53,098 have been incurred for the three months ended March 31, 2008 and 2007, respectively. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $14,150 and $31,444 was unpaid as of March 31, 2008 and December 31, 2007, respectively.

Results of Operations

Income from the sale of investment properties of $753,161 and cost of investment properties sold of $709,000 for the three months ended March 31, 2008 is the result of the sale of approximately 5.5 acres of Parcel 3/27 and .6 acres of Parcel 18.  Income from the sale of investment properties of $9,756,017 and cost of investment properties sold of $3,788,063 for the three months ended March 31, 2007 is the result of the sale of approximately 28 acres of Parcel 3/27, 57 acres of Parcel 6, and 8 acres of Parcel 18.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  During the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified us that they are currently experiencing a slow down in sales contracts for new homes.  As a result, we have agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  Based on the currently available information, we do not believe it is necessary to set up an allowance for doubtful accounts for the mortgage receivable.  During 2008, we received principal payments totaling $1,187,298 and recognized deferred gain of $695,122.  As of March 31, 2008, the balance of the mortgage loan receivable was $8,923,062. The remaining deferred gain will be recognized as payments are received.

As of March 31, 2008, we owned seven parcels of land consisting of approximately 1,013 acres.  Of the approximately 1,013 acres owned, 449 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $15,361 and $18,403 for the three months ended March 31, 2008 and 2007, respectively. Rental income continues to decrease due to a decrease in the tillable acres as a result of sales and land development.

Professional services to affiliates were $25,622 and $9,651 for the three months ended March 31, 20008 and 2007, respectively.  Professional services to affiliates increased due to an increase in legal fees.  Professional services to non-affiliates were $34,201 and $26,511 for the three months ended March 31, 2008 and 2007, respectively. Professional services to non-affiliates increased in 2008 due to an increase in accounting costs.

General and administrative expenses to non-affiliates were $(18,358) and $69,685 for the three months ended March 31, 2008 and 2007, respectively.  The decrease as of March 31, 2008 is due to a decrease in Illinois replacement tax due to fewer land sales as well as a benefit from the finalization of the 2007 Illinois replacement tax return.

Marketing expenses to affiliates were $5,591 and $8,338 for the three months ended March 31, 2008 and 2007, respectively.  Marketing expenses to non-affiliates were $11,261 and $19,171 for the three months ended March 31, 2008 and 2007, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to benefit from established marketing plan expenditures made in prior years.

Land operating expenses to non-affiliates were $65,704 and $35,805 for the three months ended March 31, 2008 and 2007, respectively. These costs primarily include real estate tax expense, ground maintenance expense, homeowners association fees, and insurance expense on the parcels owned.  The increase in 2008 is due primarily to an increase in homeowners association fees and an increase in grounds maintenance expense for snow removal and salting for Parcel 18 and Parcel 3/27 due to the unusually high amount of snowfall.

Interest income was $37,415 and $212,100 for the three months ended March 31, 2008 and 2007, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received as well as interest earned on the mortgage receivable.  Due to the suspension of interest payments on the mortgage receivable during the first quarter of 2008, there is no mortgage interest included for the three months ended March 31, 2008.

Other Items

The Illinois Department of Revenue is currently in the process of finalizing regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements would be effective for the taxable years ending on or after December 31, 2008.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     32.1 Section 1350 Certification by Principal Executive Officer

     32.2 Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	May 13, 2008

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	May 13, 2008

/s/	Donna Urbain

By:	Donna Urbain
Principal Financial Officer
Date:	May 13, 2008