Form 10-Q
period 2008-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2008-07-25
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

June 30, 2008 and December 31, 2007

(unaudited)

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$5,642,421	4,653,805
Accounts and accrued interest receivable (Note 5)	7,038	161,815
Other current assets	-	250,000

Total current assets	5,649,459	5,065,620

Mortgage loan receivable (net of allowance for doubtful accounts of $3,923,062 and $0 at June 30, 2008 and December 31, 2007, respectively) (Note 5)	5,000,000	10,110,360
Investment properties (including acquisition fees paid to affiliates of $369,560 and $374,487 at June 30, 2008 and December 31, 2007, respectively) (Note 3):
Land and improvements	18,771,750	19,033,196

Total assets	$29,421,209	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

June 30, 2008 and December 31, 2007

(unaudited)

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$453,229	1,226,430
Accrued real estate taxes	46,631	41,441
Due to affiliates	65,600	62,816
Unearned income	3,094	-

Total current liabilities	568,554	1,330,687

Deferred gain on sale of investment properties (Note 5)	2,915,914	5,907,854

Total liabilities	3,484,468	7,238,541

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,711,915	13,729,822
Cumulative cash distributions	(13,313,195)	(13,313,195)

	399,220	417,127
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2008 and December 31, 2007, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	73,308,446	74,324,433
Cumulative cash distributions	(90,330,834)	(90,330,834)

	25,537,521	26,553,508

Total Partners' capital	25,936,741	26,970,635

Total liabilities and Partners' capital	$29,421,209	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2008 and 2007

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Sale of investment properties (Notes 1 and 3)	$336,544	517,290	1,089,705	10,273,307
Deferred gain recognized (Note 5)	-	-	695,122	29,489
Rental income (Note 4)	18,094	18,607	33,455	37,009

Total revenues	354,638	535,897	1,818,282	10,339,805

Expenses:
Cost of investment properties sold	319,000	456,000	1,028,000	4,244,063
Professional services to affiliates	33,424	21,098	59,046	30,749
Professional services to non-affiliates	5,917	4,340	40,118	30,851
General and administrative expenses to affiliates	5,228	3,934	7,942	6,767
General and administrative expenses to non- affiliates	16,476	17,294	(1,882)	86,979
Marketing expenses to affiliates	7,772	11,801	13,363	20,139
Marketing expenses to non-affiliates	1,969	3,602	13,230	22,773
Land operating expenses to non-affiliates	75,523	39,185	141,227	74,990
Bad debt expense	1,626,244	-	1,626,244	-

Total expenses	2,091,553	557,254	2,927,288	4,517,311

Operating income (loss)	(1,736,915)	(21,357)	(1,109,006)	5,822,494

Interest income	28,472	272,103	65,887	484,203
Other income	4,275	2,050	9,225	11,300
Other expense	-	(453)	-	(3,020)

Net income (loss)	$(1,704,168)	252,343	(1,033,894)	6,314,977

Net income (loss)allocated to:
General Partner	$(17,217)	2,501,910	(17,907)	2,502,562
Limited Partners	(1,686,951)	(2,249,567)	(1,015,987)	3,812,415

Net income (loss)	$(1,704,168)	252,343	(1,033,894)	6,314,977

Net income (loss) allocated to the one General Partner Unit	$(17,217)	2,501,910	(17,907)	2,502,562

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2008 and 2007)	$(33.69)	(44.93)	(20.29)	76.14

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,033,894)	6,314,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,626,244	-
Gain on sale of investment properties	(61,705)	(6,029,244)
Recognition of deferred gain on sale of investment properties	(695,122)	(29,489)
Changes in assets and liabilities:
Accounts and accrued interest receivable	154,777	67,696
Other current assets	250,000	274,668
Accounts payable	(773,201)	(468,687)
Accrued real estate taxes	5,190	15,019
Due to affiliates	2,784	(56,580)
Unearned income	3,094	254

Net cash provided by (used in) operating activities	(521,833)	88,614

Cash flows from investing activities:
Payments on mortgage loans receivable	1,187,298	50,368
Additions to investment properties	(766,554)	(1,263,726)
Proceeds from sale of investment properties	1,089,705	10,273,307

Net cash provided by investing activities	1,510,449	9,059,949

Cash flows from financing activities:
Cash distributions	-	(7,500,000)

Net cash used in financing activities	-	(7,500,000)

Net increase in cash and cash equivalents	988,616	1,648,563
Cash and cash equivalents at beginning of period	4,653,805	4,698,542

Cash and cash equivalents at end of period	$5,642,421	6,347,105

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2008

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of June 30, 2008, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

June 30, 2008

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

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $66,988 and $37,516 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $36,500 and $26,066 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $13,363 and $20,139 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $4,400 and $5,306 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's land investments for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  Such costs of $104,384 and $101,474 have been incurred for the six months ended June 30, 2008 and 2007, respectively.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $24,700 and $31,444 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

 (3) Investment Properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,603,997	8,814,522	3,537,452	44,879
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	527,102	-	2,046,965	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	73,379	1,909,034	1,923,320	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

 (3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

 (3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,431,309	8,904,554	1,745,246	16,826
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	7,718,054	1,250,469	8,261,526	-
		(21.1380)	06/30/99

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

 (3) Investment Properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	06/30/08	Recognized
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	207,318	-	891,754	-

				$38,810,025	2,504,276	41,314,301	45,352,002	67,894,553	18,771,750	61,705

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

(3) Investment Properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	June 30,	December 31,
	2008	2007

Balance at January 1,	$19,033,196	19,655,113
Additions during period	766,554	4,663,146
Sales during period	(1,028,000)	(5,285,063)

Balance at end of period	$18,771,750	19,033,196

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended June 30, 2008, the Partnership had recorded no such impairment.

 (4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2008, the Partnership had leases of generally one year in duration, for approximately 707 acres of the approximately 1,010 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2008

(unaudited)

(5) Mortgage Loan Receivable

Mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	06/30/08	12/31/07	06/30/08	06/30/08

5 & 19	07/01/11	6.00%	$8,923,062	10,110,360	-	5,212,732

Less allowance for doubtful accounts			3,923,062	-	-	2,296,818

			$5,000,000	10,110,360	-	2,915,914

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  The remaining deferred gain will be recognized as payments are received.  During the quarter ended March 31, 2008, the Partnership received payments of $1,187,298 in principal and $155,194 in interest, bringing the total amount of principal paid since loan inception to $8,576,939 and interest paid since loan inception to $5,449,637.  In addition, during the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified the Partnership that they are currently experiencing a slow down in sales contracts for new homes.  The Partnership agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  Based on the currently available information, the Partnership has determined that the full collectibility of the mortgage receivable is doubtful.  As a result, management has elected to reserve $3,923,062 of principal relating to the mortgage receivable.  In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense as of June 30, 2008.  We will continue to monitor the activity associated with the mortgage receivable and reassess the future need for any additional allowance for doubtful accounts.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of June 30, 2008, we had recorded no such impairment.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  As of June 30, 2008, we have evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $3,923,062 is needed.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of June 30, 2008, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of June 30, 2008, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,520 acres of the approximately 4,530 acres originally owned. As of June 30, 2008, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of June 30, 2008, we have used $45,352,002 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June

30, 2008, we own, in whole or in part, seven parcels, consisting of approximately 1,010 acres, of which 707 are leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At June 30, 2008, we had cash and cash equivalents of $5,642,421 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2008 we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  We anticipate future additional sales of approximately 70 acres of Parcels 3/27 and 18 during 2008 through 2009.  However there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners based upon such sales. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $66,988 and $37,516 are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $36,500 and $26,066 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $13,363 and $20,139 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2008 and 2007, respectively, of which $4,400 and $5,306 was unpaid at June 30, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our land investments for sale and was reimbursed for salaries and direct costs. Such costs of $104,384 and $101,474 have been incurred for the six months ended June 30, 2008 and 2007, respectively. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $24,700 and $31,444 was unpaid as of June 30, 2008 and December 31, 2007, respectively.

Results of Operations

Income from the sale of investment properties of $1,089,705 and cost of investment properties sold of $1,028,000 for the six months ended June 30, 2008 is the result of the sale of approximately 7 acres of Parcel 3/27 and 2 acres of Parcel 18.  Income from the sale of investment properties of $10,273,307 and cost of investment properties sold of $4,244,063 for the six months ended June 30, 2007 is the result of the sale of approximately 30 acres of Parcel 3/27, 57 acres of Parcel 6, and 10 acres of Parcel 18.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  During the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified us that they are currently experiencing a slow down in sales contracts for new homes.  As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  Based on the currently available information, we have determined that the full collectibility of the mortgage receivable is doubtful.  As a result, we have elected to reserve $3,923,062 of principal relating to the mortgage receivable.  In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense as of June 30, 2008.  During the first quarter of 2008, we received principal payments totaling $1,187,298 and recognized deferred gain of $695,122.  As of June 30, 2008, the balance of the mortgage loan receivable was $5,000,000. The remaining deferred gain will be recognized as payments are received.

As of June 30, 2008, we owned seven parcels of land consisting of approximately 1,010 acres.  Of the approximately 1,010 acres owned, 707 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $33,455 and $37,009 for the six months ended June 30, 2008 and 2007, respectively. Although a new farm lease for Parcel 20 was signed in 2008 at a higher rate than in 2007, it did not become effective until the end of the second quarter of 2008, resulting in a decrease in rental income for the six months ending June 30, 2008.

Professional services to affiliates were $59,046 and $30,749 for the six months ended June 30, 2008 and 2007, respectively.  Professional services to affiliates increased due to an increase in legal fees and accounting fees.  Professional services to non-affiliates were $40,118 and $30,851 for the six months ended June 30, 2008 and 2007, respectively. Professional services to non-affiliates increased in 2008 due to an increase in accounting costs.

General and administrative expenses to non-affiliates were $(1,882) and $86,979 for the six months ended June 30, 2008 and 2007, respectively.  The decrease as of June 30, 2008 is due to a decrease in Illinois replacement tax due to fewer land sales in 2008 as well as a benefit from the finalization of the 2007 Illinois replacement tax return.

Marketing expenses to affiliates were $13,363 and $20,139 for the six months ended June 30, 2008 and 2007, respectively.  Marketing expenses to non-affiliates were $13,230 and $22,773 for the six months ended June 30, 2008 and 2007, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to benefit from established marketing plan expenditures made in prior years.

Land operating expenses to non-affiliates were $141,227 and $74,990 for the six months ended June 30, 2008 and 2007, respectively. These costs primarily include real estate tax expense, ground maintenance expense, homeowners association fees, and insurance expense on the parcels owned.  The increase in 2008 is due primarily to homeowners association fees and an increase in grounds maintenance expenses for Parcels 3/27 and 18. There was also an increase in snow removal fees for Parcel 3/27 due to the unusually high amount of snowfall as well as drainage repairs for Parcel 18.

Interest income was $65,887 and $484,203 for the six months ended June 30, 2008 and 2007, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received as well as interest earned on the mortgage receivable.  Due to the suspension of interest payments on the mortgage receivable during the first quarter of 2008, there is no mortgage interest included for the six months ended June 30, 2008.

Other Items

The Illinois Department of Revenue is currently in the process of finalizing regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements would be effective for the taxable years ending on or after December 31, 2008.  Management dose not expect the adoption of this regulation to have a material impact on the financial statements for 2008.

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and IRS Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that can be transferred/assigned during 2008.  Therefore, no other sales of partnership interests can take place during 2008.

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

Based on management's evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     32.1 Section 1350 Certification by Principal Executive Officer

     32.2 Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	July 25, 2008

/s/ Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	July 25, 2008

/s/ Donna Urbain

By:	Donna Urbain
Principal Financial Officer
Date:	July 25, 2008