Form 10-Q
period 2008-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2008-11-06
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2008 and December 31, 2007

(unaudited)

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$4,619,019	4,653,805
Accounts and accrued interest receivable (Note 5)	17,070	161,815
Other current assets	-	250,000

Total current assets	4,636,089	5,065,620

Mortgage loan receivable (net of allowance for doubtful accounts of $3,923,062 and $0 at September 30, 2008 and December 31, 2007, respectively) (Note 5)	4,997,750	10,110,360
Investment properties (including acquisition fees paid to affiliates of $369,560 and $374,487 at September 30, 2008 and December 31, 2007, respectively) (Note 3):
Land and improvements	19,263,671	19,033,196

Total assets	$28,897,510	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

September 30, 2008 and December 31, 2007

(unaudited)

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$274,046	1,226,430
Accrued real estate taxes	35,627	41,441
Due to affiliates	81,656	62,816
Unearned income	4,396	-

Total current liabilities	395,725	1,330,687

Deferred gain on sale of investment properties (Note 5)	2,914,597	5,907,854

Total liabilities	3,310,322	7,238,541

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,708,406	13,729,822
Cumulative cash distributions	(13,313,195)	(13,313,195)

	395,711	417,127
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2008 and December 31, 2007, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	72,962,402	74,324,433
Cumulative cash distributions	(90,330,834)	(90,330,834)

	25,191,477	26,553,508

Total Partners' capital	25,587,188	26,970,635

Total liabilities and Partners' capital	$28,897,510	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2008 and 2007

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	793,275	1,089,705	11,066,582
Deferred gain recognized (Note 5)	1,317	-	696,439	29,489
Rental income (Note 4)	23,915	18,811	57,370	55,820

Total revenues	25,232	812,086	1,843,514	11,151,891

Expenses:
Cost of investment properties sold	-	738,000	1,028,000	4,982,063
Professional services to affiliates	15,015	15,357	74,061	46,106
Professional services to non-affiliates	14,542	3,450	54,660	34,301
General and administrative expenses to affiliates	401	2,196	8,343	8,963
General and administrative expenses to non- affiliates	7,546	6,710	5,664	93,689
Marketing expenses to affiliates	2,275	6,071	15,638	26,210
Marketing expenses to non-affiliates	823	2,281	14,053	25,054
Land operating expenses to non-affiliates	367,453	145,356	508,680	220,346
Bad debt expense	-	-	1,626,244	-

Total expenses	408,055	919,421	3,335,343	5,436,732

Operating income (loss)	(382,823)	(107,335)	(1,491,829)	5,715,159

Interest income	30,520	220,240	96,407	704,443
Other income	2,750	3,400	11,975	11,680

Net income (loss)	$(349,553)	116,305	(1,383,447)	6,431,282

Net income (loss) allocated to:
General Partner	$(3,509)	611	(21,416)	2,503,173
Limited Partners	(346,044)	115,694	(1,362,031)	3,928,109

Net income (loss)	$(349,553)	116,305	(1,383,447)	6,431,282

Net income (loss) allocated to the one General Partner Unit	$(3,509)	611	(21,416)	2,503,173

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2008 and 2007)	$(6.91)	2.31	(27.20)	78.46

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

(unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,383,447)	6,431,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,626,244	-
Gain on sale of investment properties	(61,705)	(6,084,519)
Recognition of deferred gain on sale of investment properties	(696,439)	(29,489)
Changes in assets and liabilities:
Accounts and accrued interest receivable	144,745	50,994
Other current assets	250,000	276,907
Accounts payable	(952,384)	90,010
Accrued real estate taxes	(5,814)	42,588
Due to affiliates	18,840	(32,385)
Unearned income	4,396	1,475

Net cash provided by (used in) operating activities	(1,055,564)	746,863

Cash flows from investing activities:
Payments on mortgage loans receivable	1,189,548	50,368
Additions to investment properties	(1,258,475)	(3,555,721)
Proceeds from sale of investment properties	1,089,705	11,066,582

Net cash provided by investing activities	1,020,778	7,561,229

Cash flows from financing activities:
Cash distributions	-	(7,500,000)

Net cash used in financing activities	-	(7,500,000)

Net increase (decrease) in cash and cash equivalents	(34,786)	808,092
Cash and cash equivalents at beginning of period	4,653,805	4,698,542

Cash and cash equivalents at end of period	$4,619,019	5,506,634

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2008

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2008, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents which are carried at cost, which approximates market.

The Partnership recognizes income from the sale of land parcels in accordance with Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate".

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

September 30, 2008

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

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Partnership does not expect SFAS No. 162 to have a material impact on the financial statements.

 (2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $82,404 and $55,069 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $47,817 and $26,066 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $15,638 and $26,210 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $6,780 and $5,306 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  Such costs of $107,113 and $143,946 have been incurred for the nine months ended September 30, 2008 and 2007, respectively.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $27,059 and $31,444 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

 (3) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,610,765	8,814,522	3,544,220	44,879
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	528,758	-	2,048,621	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,222	1,909,034	1,924,163	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,444,618	8,904,554	1,758,555	16,826
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	8,187,644	1,250,469	8,731,116	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

23	Kendall	133.2074	10/30/92	3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/08	Recognized
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	$170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	207,073	-	891,509	-

				$38,810,025	2,504,276	41,314,301	45,843,923	67,894,553	19,263,671	61,705

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(3) Investment properties (continued)

(a)

Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)

Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2008	2007

Balance at January 1,	$19,033,196	19,655,113
Additions during period	1,258,475	4,663,146
Sales during period	(1,028,000)	(5,285,063)

Balance at end of period	$19,263,671	19,033,196

(e)

On a quarterly basis, in accordance with SFAS No. 144, the Partnership conducts an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended September 30, 2008, the Partnership had recorded no such impairment.

 (4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2008, the Partnership had leases of generally one year in duration, for approximately 707 acres of the approximately 1,003 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2008

(unaudited)

(5) Mortgage Loan Receivable

Mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/08	12/31/07	09/30/08	09/30/08

5 & 19	07/01/11	6.00%	$8,920,812	10,110,360	-	5,211,415

Less allowance for doubtful accounts			3,923,062	-	-	2,296,818

			$4,997,750	10,110,360	-	2,914,597

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  The remaining deferred gain will be recognized as payments are received.  During 2008, the Partnership received payments of $1,189,548 in principal and $155,194 in interest, bringing the total amount of principal paid since loan inception to $8,579,189 and interest paid since loan inception to $5,449,637.  In addition, during the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified the Partnership that they are currently experiencing a slow down in sales contracts for new homes.  The Partnership agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  Based on the currently available information, the Partnership has determined that the full collectibility of the mortgage receivable is doubtful.  As a result, management has elected to reserve $3,923,062 of principal relating to the mortgage receivable.  In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense as of September 30, 2008.  We will continue to monitor the activity associated with the mortgage receivable and reassess the future need for any additional allowance for doubtful accounts.

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

Valuation of Investment Properties - On a quarterly basis, in accordance with SFAS No. 144, we conduct an impairment analysis to ensure that the carrying value of each property does not exceed its estimated fair value.  If this were to occur, we would be required to record an impairment loss equal to the excess of carrying value over fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. As of September 30, 2008, we had recorded no such impairment.

Cost Allocation – Generally, we use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  As of September 30, 2008, we have evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $3,923,062 is needed.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with SFAS No. 66, "Accounting for Sales of Real Estate”.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2008, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of September 30, 2008, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,527 acres of the approximately 4,530 acres originally owned. As of September 30, 2008, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of September 30, 2008, we have used $45,843,923 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of

September 30, 2008, we own, in whole or in part, seven parcels, consisting of approximately 1,003 acres, of which 707 are leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2008, we had cash and cash equivalents of $4,619,019 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2008, we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions with two builders.  Each subdivision lies within the boundaries of both parcels.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments.  Parcel 20 has been granted rezoning which will permit additional land to be used for development.  In light of the continued turbulent economic conditions and its impact on development in general, we believe it is in the best interest of the Partnership to table plans for a possible tax increment financing district for this parcel.  We are in the early stages of negotiations with a potential purchaser interested in acquiring a portion of this land for multi-family use which is allowed under the existing zoning.

Parcel 3/27 have been zoned and planned for commercial and residential use.  The commercial portions have been sold and two third-party builders entered into contracts for the residential portions of these parcels.

Parcel 18 has been zoned and planned for residential use.  The townhome portion was sold in a single transaction to a third party purchaser.  The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder.  The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the builders who have contracts for the remaining residential lots of Parcels 3/27 and 18 have not been able to fulfill their take-out obligation for the balance of the residential lots.  One of the builders for Parcel 3/27 is in default and escrowed funds of approximately $100,000 will be remitted to us if they do not cure such default within a specified period of time.  We are in discussions with the builder who has a contract for the balance of the residential lots at Parcels 3/27 and 18.  The outcome of these discussions will determine if a formal notice of default is served.

We are closely monitoring the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the soft real estate market, coupled with the turbulent financial markets, continue to hinder sales activity, especially sales of vacant land.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $82,404 and $55,069 are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $47,817 and $26,066 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $15,638 and $26,210 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2008 and 2007, respectively, of which $6,780 and $5,306 was unpaid at September 30, 2008 and December 31, 2007, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $107,113 and $143,946 have been incurred for the nine months ended September 30, 2008 and 2007, respectively. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $27,059 and $31,444 was unpaid as of September 30, 2008 and December 31, 2007, respectively.

Results of Operations

Income from the sale of investment properties of $1,089,705 and cost of investment properties sold of $1,028,000 for the nine months ended September 30, 2008 is the result of the sale of approximately 7 acres of Parcel 3/27 and 2 acres of Parcel 18.  On July 21, 2008, seven acres of vacant land of Parcel 20 was conveyed to the Oswego Public Library District as required by the Annexation Agreement effecting this Parcel.  Income from the sale of investment properties of $11,066,582 and cost of investment properties sold of $4,982,063 for the nine months ended September 30, 2007 is the result of the sale of approximately 36 acres of Parcel 3/27, 57 acres of Parcel 6, and 11 acres of Parcel 18.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  During the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified us that they are currently experiencing a slow down in sales contracts for new homes.  As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  Based on the currently available information, we have determined that the full collectibility of the mortgage receivable is doubtful.  As a result, we have elected to reserve $3,923,062 of principal relating to the mortgage receivable.  In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense as of September 30, 2008.  During the nine months ended September 30, 2008, we received principal payments totaling $1,189,548 and recognized deferred gain of $696,439.  As of September 30, 2008, the balance of the mortgage loan receivable was $4,997,750. The remaining deferred gain will be recognized as payments are received.

As of September 30, 2008, we owned seven parcels of land consisting of approximately 1,003 acres.  Of the approximately 1,003 acres owned, 707 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $57,370 and $55,820 for the nine months ended September 30, 2008 and 2007, respectively.  Rental income increased due to an increase in the farm rental rates.

Professional services to affiliates were $74,061 and $46,106 for the nine months ended September 30, 2008 and 2007, respectively.  Professional services to affiliates increased due to an increase in legal fees and accounting services.  Professional services to non-affiliates were $54,660 and $34,301 for the nine months ended September 30, 2008 and 2007, respectively. Professional services to non-affiliates increased in 2008 due to an increase in accounting services.

General and administrative expenses to non-affiliates were $5,664 and $93,689 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease as of September 30, 2008 is due to a decrease in Illinois replacement tax due to fewer land sales in 2008 as well as a benefit from the finalization of the 2007 Illinois replacement tax return.

Marketing expenses to affiliates were $15,638 and $26,210 for the nine months ended September 30, 2008 and 2007, respectively.  Marketing expenses to non-affiliates were $14,053 and $25,054 for the nine months ended September 30, 2008 and 2007, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to benefit from established marketing plan expenditures made in prior years.

Land operating expenses to non-affiliates were $508,680 and $220,346 for the nine months ended September 30, 2008 and 2007, respectively. These costs primarily include real estate tax expense, ground maintenance expense, the Partnership’s proportionate share of the homeowners association fees, and insurance expense on the parcels owned.  The increase in 2008 is due primarily to an increase in grounds maintenance expenses for Parcels 3/27 and 18 and the Partnership’s proportionate share of the homeowners association fees. There was also an increase in snow removal fees for Parcel 3/27 due to the unusually high amount of snowfall as well as drainage repairs for Parcel 18.

Interest income was $96,407 and $704,443 for the nine months ended September 30, 2008 and 2007, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received as well as interest earned on the mortgage receivable.  Due to the suspension of interest payments on the mortgage receivable during the first quarter of 2008, there is $2,145 of mortgage interest included for the nine months ended September 30, 2008, as compared to $460,047 for the nine months ended September 30, 2007.  In addition, interest income for 2008 is lower due to lower interest rates.

Other Items

The Illinois Department of Revenue is currently in the process of finalizing regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements would be effective for the taxable years ending on or after December 31, 2008.  Payment of the required withholding amounts will be made to the Illinois Department of Revenue during the first quarter of 2009.

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  Therefore, we may not authorize any additional sales of partnership units directly between parties during 2008.  We have established a relationship, however, with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Based on management's evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1(A). Risk Factors

Partnership-Related Risks

Transfer limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  Therefore, we may not authorize any additional sales of partnership units directly between parties during 2008.  We have established a relationship with a "qualified matching service" as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the "qualified matching service," we understand that additional partnership units may be transferred or assigned through the "qualified matching service" up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)).  However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g).  The private letter ruling was issued to the "qualified matching service," not to us or for our benefit.  In addition, there can be no assurance that the IRS will not revise its regulations in the future to reduce this maximum threshold.   Furthermore, there can be no assurance that you will be able to find a buyer for your partnership units through the "qualified matching service," or that you will be able to obtain a price for your partnership units consistent with their fair market value or any other valuation you may desire.  We have no influence in the prices set in such a service. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any participation in any matching program or service.

Items 1(B) through 5 are omitted because of the absence of conditions under which they are required.

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

     32.1 Section 1350 Certification by Principal Executive Officer

     32.2 Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
General Partner

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	November 6, 2008

/s/ Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	November 6, 2008

/s/ Donna Urbain

By:	Donna Urbain
Principal Financial Officer
Date:	November 6, 2008