Form 10-K
period 2008-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2009-03-06
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P.  was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2008, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2008, we have had multiple sales transactions, through which we have disposed of approximately 3,527 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

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

Parcel 3/27 have been zoned and planned for commercial and residential use.  The commercial portions have been sold and two third-party builders had entered into contracts for the residential portions of these parcels.

Parcel 18 has been zoned and planned for residential use.  The townhome portion was sold in a single transaction to a third-party purchaser.  The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder.  The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the builders who have contracts for the remaining residential lots of Parcels 3/27 and 18 have not been able to fulfill their take-out obligation for the balance of the residential lots.  The builders for Parcel 3/27 and Parcel 18 are in default and escrowed funds of approximately $200,000 will be remitted to us during the first quarter of 2009 if they do not cure such default within a specified period of time.

We are closely monitoring the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the turbulent financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots.  We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have been able to renew farm leases with our long time tenants which cover the costs of insurance and real estate taxes.  Our remaining land is debt free and is located in areas that are still in the path of future development which should prove to be beneficial to us.

During the year ended December 31, 2008, we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

We had no employees during 2008.

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

We make available, free of charge, by responding to requests addressed to our customer relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

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

Item 1(A). Risk Factors

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land.  An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies.  We will conduct rezoning and pre-development activities with respect to our land investments.  Rezoning may only be effected by appropriate city, county and/or other local authorities.  There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes citizens oppose our efforts. Moreover, these authorities may require us to spend funds to facilitate future development of the land as a condition of rezoning.  There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

Transfer Limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  We have established a relationship with a "qualified matching service" as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the "qualified matching service," we understand that additional partnership units may be transferred or assigned through the "qualified matching service" up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)).  However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g).  The private letter ruling was issued to the "qualified matching service," not to us or for our benefit.  In addition, there can be no assurance that the IRS will not revise its regulations in the future to reduce this maximum threshold.  Furthermore, there can be no assurance that you will be able to find a buyer for your partnership units through the "qualified matching service," or that you will be able to obtain a price for your partnership units consistent with their fair market value or any other valuation you may desire.  We have no influence in the prices set in such a service. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any participation in any matching program or service.

Conflicts of Interest.   We may be subject to various conflicts of interest arising out of our relationship with our general partner and its affiliates.   If the general partner or its affiliates breach their fiduciary obligations to us, or do not resolve these conflicts of interest to our benefit, we could suffer consequences which we might not otherwise be subject to if such conflicts of interest did not exist.

Federal Income Tax Aspects

Potential Receipt of UBTI.  The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income ("UBTI") and affect limited partners that are tax-exempt entities.

Item 1(B). Unresolved Staff Comments

Not applicable

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, McHenry County, Illinois	372.7590	-	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	-	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3/27, Kendall County, Illinois	120.8170	51.8020	11/06/90
	83.525		03/11/93
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)
	(74.7000		sold various 2006)
	(36.85		sold various 2007)
	(6.6000		sold various 2008)

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	-	04/16/91
	(.2580		sold 10/01/94)
	(57.0765		sold 03/22/07)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.0000		sold 01/23/01)
	(80.0000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	-	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 14, Kendall County, Illinois	44.4030	-	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	19.4600	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)
	(62.0200		sold various 2006)
	(12.8800		sold various 2007)
	(2.2400		sold various 2008)

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	371.9910	01/31/92
	(21.1380		sold 06/30/99)
	(7.0000		conveyed 07/21/08)

Parcel 21, Kendall County, Illinois	15.0130	-	05/26/92
	(1.0000		sold 03/16/99)
	(14.0130		sold 09/06/06)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	-	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

*  On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay property taxes and  insurance. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2008, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

We are not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during 2008.

Part II

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of February 12, 2009, there were 4,246 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2008 and 2007, we paid the following distributions:

Distributions to:	2008	2007

General partners	$-	2,500,000
Limited partners	-	5,000,000

Total	$-	7,500,000

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

Valuation of Investment Properties - On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  If an investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions.  The aforementioned indicators are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole.  Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2008, we recorded an impairment loss of $890,234 in regards to Parcel 3/27 and Parcel 18.  Subsequent costs incurred above the estimated fair value for Parcels 3/27 and 18 and for any other parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to ensure that the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgement, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2008, the partnership has evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $3,923,062 is needed.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of December 31, 2008, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of December 31, 2008, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,527 acres of the approximately 4,530 acres originally owned. As of December 31, 2008, cumulative distributions have totaled $90,330,834 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,330,834 distributed to the limited partners, $89,609,834 was net sales proceeds and $721,000 was from operations. As of December 31, 2008, we have used $46,264,493 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of

December 31, 2008, we own, in whole or in part, seven parcels, the majority of which are leased to local tenants and are generating sufficient cash flow from leases to cover property taxes and insurance. We continue to market the remaining acres for sale.

At December 31, 2008, we had cash and cash equivalents of $4,137,034 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2008, we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the upcoming year to determine any future distributions.

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

Parcel 3/27 has been zoned and planned for commercial and residential use.  The commercial portions have been sold and two third-party builders had entered into contracts for the residential portions of these parcels.

Parcel 18 has been zoned and planned for residential use.  The townhome portion was sold in a single transaction to a third party purchaser.  The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder.  The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the builders who have contracts for the remaining residential lots of Parcels 3/27 and 18 have not been able to fulfill their take-out obligation for the balance of the residential lots.  The builders for Parcel 3/27 and Parcel 18 are in default and escrowed funds of approximately $200,000 will be remitted to us during the first quarter of 2009 if they do not cure such default within a specified period of time.

We are closely monitoring the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the turbulent financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots.  We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have been able to renew farm leases with our long time tenants which cover the costs of insurance and real estate taxes.  Our remaining land is debt free and is located in areas that are still in the path of future development which should prove to be beneficial to us.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $102,588 and $80,984 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $16,942 and $26,066 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.   Such costs of $17,891 and $33,600 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $600 and $5,306 was unpaid at December 31, 2008 and 2007, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2008 and 2007, we incurred $140,957 and $184,934, respectively, of such costs. The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $6,575 and $31,444 was unpaid as of December 31, 2008 and 2007, respectively.

Results of Operations

Income from the sale of investment properties of $1,089,705 and cost of investment properties sold of $1,028,000 recorded for the year ended December 31, 2008 is the result of the sale of approximately seven acres of Parcel 3/27 and two acres of Parcel 18.  On July 21, 2008, seven acres of vacant land of Parcel 20 was conveyed to the Oswego Public Library District as required by the Annexation Agreement affecting this Parcel.  Income from the sale of investment properties of $11,395,125 and cost of investment properties sold of $5,285,063 recorded for the year ended December 31, 2007 is the result of the sale of approximately 57 acres of Parcel 6, the sale of approximately 13 acres of Parcel 18 and the sale of approximately 37 acres of Parcel 3/27.  The decrease in sales activity for the year ended December 31, 2008 is the result of the soft real estate market, the slow down in the sales of vacant land and the turbulent financial markets.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  During the first quarter of 2008, the homebuilder who is the borrower under the mortgage note notified us that they were experiencing a slow down in sales contracts for new homes.  As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during this time toward principal.  During the third quarter of 2008, based on the available information, we determined that the full collectibility of the mortgage receivable was doubtful.  As a result, we elected to reserve $3,923,062 of principal relating to the mortgage receivable, and in addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $1,626,244 for the year ended December 31, 2008.  During the first quarter of 2008, we received principal payments totaling $1,189,548 and recognized deferred gain of $696,439.  As of December 31, 2008, the balance of the mortgage loan receivable was $4,997,750. The remaining deferred gain will be recognized as principal payments are received.

As of December 31, 2008, we owned seven parcels of land consisting of approximately 1,003 acres.  Of the approximately 1,003 acres owned, 707 acres are tillable, leased to local farmers and generate sufficient cash flow to cover property taxes and insurance.  Rental income was $81,282 and $74,632 for the years ended December 31, 2008 and 2007, respectively. The rental income for 2008 increased due to favorable lease rate change for Parcel 20. For 2009 all farm leases have been renewed.

Other operating income was $0 and $250,000 for the years ended December 31, 2008 and 2007, respectively.  Other income for 2007 is due to $250,000 in fees from the cancellation of a purchase agreement from Parcel 28.

Professional services to affiliates were $93,393 and $69,598 for the years ended December 31, 2008 and 2007, respectively.  Professional services to affiliates increased due to an increase in legal fees and accounting services.

Professional services to non-affiliates were $67,001 and $48,609 for the years ended December 31, 2008 and 2007, respectively. Professional services to non-affiliates increased in 2008 due to an increase in accounting fees.

General and administrative expenses to non-affiliates were $9,811 and $120,624 for the years ended December 31, 2008 and 2007, respectively.  The decrease in 2008 is due primarily to a decrease in Illinois replacement tax for 2008 as there is a taxable loss for 2008, as well as a benefit from the finalization of the 2007 Illinois replacement tax return.

Marketing expenses to affiliates were $17,891 and $33,600 for the years ended December 31, 2008 and 2007, respectively.  Marketing expenses to non-affiliates were $16,457 and $30,959 for the years ended December 31, 2008 and 2007, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to take advantage of established marketing plans from prior years as well as the slow down in sales of vacant land and the softer real estate market.

Land operating expenses to non-affiliates were $722,604 and $233,832 for the years ended December 31, 2008 and 2007, respectively. These costs primarily include real estate tax expense, ground maintenance, the Partnership’s proportionate share of the homeowners association fees, and insurance expense on the parcels owned.  The increase in 2008 is due primarily to an increase in grounds maintenance expenses for Parcels 3/27 and 18 and the Partnership’s proportionate share of the homeowners association fees.  There was also an increase in snow removal fees for Parcel 3/27 due the unusually high amount of snowfall in 2008, as well as drainage repairs and maintenance for Parcel 18.

Interest income was $112,206 and $917,888 for the years ended December 31, 2008 and 2007, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received as well as interest earned on the mortgage receivable.  Due to the suspension of interest payments on the mortgage receivable during the first quarter of 2008, there is $2,145 of mortgage interest included for 2008 as compared to $615,072 for 2007.  In addition, interest income for 2008 is lower due to lower interest rates.

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

Subsequent Events

During the first quarter of 2009, we received a total of $208,463 in earnest money deposits held in escrow as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18.  Pursuant to the terms of the contracts, the builders were given the required notice of default and an opportunity to cure such default within a specified period of time. The cure period expired January 11, 2009 and the earnest money deposits held in escrow are deemed earned by us as income during the first quarter of 2009.

Other items

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements are effective for the taxable years ending on or after December 31, 2008.  Payment of the required withholding amount will be made to the Illinois Department of Revenue prior to April 15, 2009.  You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners.

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2008.  We have established a relationship, however, with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements and Supplementary Data

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Index

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for the years then ended.  The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 6, 2009

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2008 and 2007

Assets

	2008	2007
Current assets:
Cash and cash equivalents (Note 1)	$4,137,034	4,653,805
Accounts and accrued interest receivable (Note 6)	-	161,815
Other current assets	3,342	250,000

Total current assets	4,140,376	5,065,620

Mortgage loan receivable (net of allowance for doubtful accounts of $3,923,062 and $0 at December 31, 2008 and 2007, respectively) (Note 6)	4,997,750	10,110,360
Investment properties (including acquisition fees paid to affiliates of $369,560 and $374,487 at December 31, 2008 and 2007, respectively) (Note 4):
Land and improvements	18,794,007	19,033,196

Total assets	$27,932,133	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

December 31, 2008 and 2007

Liabilities and Partners' Capital

	2008	2007

Current liabilities:
Accounts payable	$460,034	1,226,430
Accrued real estate taxes	48,873	41,441
Due to affiliates (Note 3)	24,117	62,816

Total current liabilities	533,024	1,330,687

Deferred gain on sale of investment properties (Note 6)	2,914,597	5,907,854

Total liabilities	3,447,621	7,238,541

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,697,379	13,729,822
Cumulative cash distributions	(13,313,195)	(13,313,195)

	384,684	417,127
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2008 and 2007, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	71,870,753	74,324,433
Cumulative cash distributions	(90,330,834)	(90,330,834)

	24,099,828	26,553,508

Total Partners' capital	24,484,512	26,970,635

Total liabilities and Partners' capital	$27,932,133	34,209,176

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2008 and 2007

	2008	2007
Revenues:
Sale of investment properties (Notes 1 and 3)	$1,089,705	11,395,125
Recognition of deferred gain on sale of investment properties (Note 6)	696,439	29,489
Rental income (Note 5)	81,282	74,632
Other operating income	-	250,000

Total revenues	1,867,426	11,749,246

Expenses:
Cost of investment properties sold	1,028,000	5,285,063
Professional services to affiliates	93,393	69,598
Professional services to non-affiliates	67,001	48,609
General and administrative expenses to affiliates	9,195	11,386
General and administrative expenses to non-affiliates	9,811	120,624
Marketing expenses to affiliates	17,891	33,600
Marketing expenses to non-affiliates	16,457	30,959
Land operating expenses to non-affiliates	722,604	233,832
Bad debt expense	1,626,244	-
Impairment loss on land	890,234	-

Total expenses	4,480,830	5,833,671

Operating income (loss)	(2,613,404)	5,915,575

Interest income	112,206	917,888
Other income	15,075	15,900
Other expense	-	(5,659)

Net income (loss)	$(2,486,123)	6,843,704

Net income (loss) allocated to (Note 2):
General Partner	$(32,443)	2,507,042
Limited Partners	(2,453,680)	4,336,662

Net income (loss)	$(2,486,123)	6,843,704

Net income (loss) allocated to the one General Partner Unit	$(32,443)	2,507,042

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2008 and 2007)	$(49.01)	86.62

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2008 and 2007

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2007	$410,085	27,216,846	27,626,931

Distributions to Partners ($99.86 per weighted average Limited Partnership Units of 50,068) (Note 2)	(2,500,000)	(5,000,000)	(7,500,000)
Net income (Note 2)	2,507,042	4,336,662	6,843,704

Balance at December 31, 2007	$417,127	26,553,508	26,970,635

Net loss (Note 2)	(32,443)	(2,453,680)	(2,486,123)

Balance at December 31, 2008	$384,684	24,099,828	24,484,512

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,486,123)	6,843,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment properties	(61,705)	(6,110,062)
Recognition of deferred gain on sale of investment properties	(696,439)	(29,489)
Bad debt expense	1,626,244	-
Impairment loss on land	890,234	-
Changes in assets and liabilities:
Accounts and accrued interest receivable	161,815	154,150
Other current assets	246,658	29,836
Accounts payable	(766,396)	(186,360)
Accrued real estate taxes	7,432	(7,549)
Due to affiliates	(38,699)	(21,314)

Net cash flow provided by (used in) operating activities	(1,116,979)	672,916

Cash flows from investing activities:
Principal payments collected on mortgage loan receivable	1,189,548	50,368
Additions to investment properties	(1,679,045)	(4,663,146)
Proceeds from sale of investment properties	1,089,705	11,395,125

Net cash flow provided by investing activities	600,208	6,782,347

Cash flows from financing activities:
Distributions	-	(7,500,000)

Net cash flow used in financing activities	-	(7,500,000)

Net decrease in cash and cash equivalents	(516,771)	(44,737)
Cash and cash equivalents at beginning of year	4,653,805	4,698,542

Cash and cash equivalents at end of year	$4,137,034	4,653,805

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2008 and 2007

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2008, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners could, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. As of December 31, 2008, the Partnership’s cash and cash equivalents are fully covered by the U.S. government’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance coverage through December 31, 2009.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.

If an investment property is considered impaired, the Partnership would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions.  The aforementioned factors are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.

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

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements are effective for the taxable years ending on or after December 31, 2008.  Payment of the required withholding amount is due to the Illinois Department of Revenue prior to April 15, 2009.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

	2008		2007
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$27,932,133	35,464,573	34,209,176	41,491,615

Partners' capital:
General Partner	384,684	238,060	417,127	236,494
Limited Partners	24,099,828	31,777,281	26,553,508	34,232,571

Net income (loss):
General Partner	(32,443)	(6,539)	2,507,042	2,507,042
Limited Partners	(2,453,680)	91,655	4,336,662	4,783,535

Net income (loss) per Limited Partnership Unit	(49.01)	1.83	86.62	95.54

The net income (loss) per Unit is based upon the weighted average number of Units of 50,068 during 2008 and 2007.

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

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $102,588 and $80,984 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $16,942 and $26,066 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $17,891 and $33,600 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2008 and 2007, respectively, of which $600 and $5,306 was unpaid as of December 31, 2008 and 2007, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  For the years ended December 31, 2008 and 2007, the Partnership incurred $140,957 and $184,934, respectively, of such costs.  The affiliate did not recognize a profit on any project. Such costs are included in investment properties, of which $6,575 and $31,444 was unpaid as of December 31, 2008 and 2007, respectively.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	9,328,827	3,300,000	44,879
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	530,302	-	2,050,165	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,749	1,909,034	1,924,690	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,280,483	1,395,000	16,826
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	8,292,553	1,250,469	8,836,025	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(4) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/08	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,204	-	922,640	-

				$38,810,025	2,504,276	41,314,301	46,264,493	68,784,787	18,794,007	61,705

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

(c)

On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

(d)

On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.  If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. The aforementioned indicators are considered by management in determining the value of any particular property.  The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole.  Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2008, the Partnership recorded a $514,305 impairment loss on land relating to Parcel 3/27 and a $375,929 impairment loss on land relating to Parcel 18.  Due to the declining economy, the reduction in new construction home starts, the decrease in new home and lot prices, and the homebuilder defaults in the fourth quarter of 2008 on the existing sales contracts, the remaining cost of Parcel 3/27 and Parcel 18 exceeded the estimated sales proceeds on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining cost of Parcel 3/27 and Parcel 18 to the projected sales proceeds.  As of December 31, 2008, the total accumulated gain on sale recorded, net of the current impairment loss, for Parcel 3/27 was approximately $11,817,942 and for Parcel 18, the total accumulated gain recorded, net of the current impairment loss, was approximately $2,569,127.

(e)

Reconciliation of investment properties owned:

	2008	2007

Balance at January 1,	$19,033,196	19,655,113
Additions during year	1,679,045	4,663,146
Impairment loss on land	(890,234)	-
Sales during year	(1,028,000)	(5,285,063)

Balance at December 31,	$18,794,007	19,033,196

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

(f)

The aggregate cost of investment properties owned at December 31, 2008 for Federal income tax purposes was approximately $18,800,000(unaudited).

 (5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2008, the Partnership had leases of generally one year in duration, for approximately 707 acres of the approximately 1,003 acres owned.

(6) Mortgage Loan Receivable

Mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received. The fair market value of the mortgage loan receivable less the allowance for doubtful accounts was approximately $5,700,000 and $11,200,000, at December 31, 2008 and 2007, respectively.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/08	12/31/07	12/31/08	12/31/08
5 & 19	07/01/11	6.00%	$8,920,812	10,110,360	-	5,211,415

Less allowance for doubtful accounts			3,923,062	-	-	2,296,818

			$4,997,750	10,110,360	-	2,914,597

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  The remaining deferred gain will be recognized as payments are received.  During the first quarter of 2008, the Partnership received payments of $1,189,548 in principal and $155,194 in interest, bringing the total amount of principal paid since loan inception to $8,579,189 and interest paid since loan inception to $5,449,637.  In addition, during the quarter ended March 31, 2008, the homebuilder who is the borrower under the mortgage note notified the Partnership that they are currently experiencing a slow down in sales contracts for new homes.  The Partnership agreed to temporarily suspend the 6% interest due on the mortgage receivable and will apply payments received during this time toward principal.  During the third quarter, based on the available information, the Partnership determined that the full collectibility of the mortgage receivable was doubtful.  As a result, management elected to reserve $3,923,062 of principal relating to the mortgage receivable and in addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $1,189,548 for the year ended December 31, 2008.  We will continue to monitor the activity associated with the mortgage receivable and reassess the future need for any additional allowance for doubtful accounts.

INLAND LAND APPRECIATION FUND II, L.P.
(a limited partnership)

Notes to Financial Statements
(continued)

 (7) Subsequent Events

During the first quarter of 2009, the Partnership received a total of $208,463 in earnest money deposits held in escrow as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18. Pursuant to the terms of the contracts, the builders were given the required notice of default and an opportunity to cure such default within a specified period of time. The cure period expired January 11, 2009 and the earnest money deposits held in escrow are deemed earned by the Partnership as income during the first quarter of 2009.

Item 9.  Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2008.

Item 9(A).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only  management's report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9 (B).  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc.  The general partner has responsibility for all aspects of our operations.

During 2004, the board of directors of our general partner formalized our audit committee. The Audit Committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and audit committee financial expert, Brenda G. Gujral, Roberta S. Matlin and Cathleen Hrtanek. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a code of ethics that applies to all of its employees.  We will provide the code of ethics free of charge upon written request to our customer relations group in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows.  Ages are listed as of January 1, 2009.

Functional Title

Daniel L. Goodwin	Director
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman
Brenda G. Gujral	Director, President and principal executive officer of the Partnership
Catherine L. Lynch	Treasurer
Roberta S. Matlin	Director, Senior Vice President-Investments
Guadalupe Griffin	Vice President-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., Counsel to the Partnership

DANIEL L. GOODWIN (age 65) has been with Inland since 1968 and is a founding and controlling stockholder of, and the chairman of the board and chief executive officer of, The Inland Group. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin is the chairman of the board of Inland Real Estate Corporation, chairman of the board and chief executive officer of Inland Mortgage Investment Corporation and chairman of the board and chief executive officer of Inland Bancorp Holding Company, a bank holding company. Mr. Goodwin also serves on the management committee of Inland Real Estate Corporation.

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

ROBERT H. BAUM (age 65) has been with Inland since 1968 and is one of the founding stockholders. Mr. Baum is vice chairman and executive vice president and general counsel of The Inland Group. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also a licensed real estate broker. He has served as a director of American National Bank of DuPage and currently serves as a director of Inland Bancorp Holding Company and of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychosocial and educational support for cancer patients, their families and friends.

ROBERT D. PARKS  (age 65) has been with Inland since 1968 and is one of the founding stockholders. He also is chairman of Inland Real Estate Investment Corporation, director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation and serves on its management committee.  He is also chairman and an affiliated director of Inland Western Retail Real Estate Trust, Inc. He is chairman and an affiliated director of Inland American Real Estate Trust, Inc. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL, (age 65) chief executive officer, president and director of Inland Real Estate Investment Corporation (IREIC).  She was the president and a director of IREIC from July 1987 through September 1992 at which time she took a leave to work in a family business.  On her return to IREIC in January 1997 she was again named president and a director, and January 2008 the chief executive officer.  She has been the president, chief operating officer and a director of Inland Securities Corporation since January 1997.  Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc., an investment advisor, since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served as president and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and has been the chairman of the board of Inland Real Estate Exchange Corporation since May 2001.  Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

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

Ms. Gujral has been with the Inland organization for twenty-five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral is a graduate of California State University.  She holds Series 7, 22, 39 and 63 certifications from FINRA, and is a licensed real estate salesperson and a member of the National Association of Real Estate Investment Trusts.

CATHERINE L. LYNCH (age 50) joined the Inland organization in 1989.  Ms. Lynch has served as the treasurer and secretary of Inland Real Estate Investment Corporation since January 1995, and as treasurer and secretary of Inland Securities Corp. since June 1995.  Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989.  Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 64) joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations.  Ms. Matlin also has been a director of Inland Real Estate Exchange Corporation since May 2001, a director of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since 2007.  She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and vice president of Inland Securities Corporation since July 1995.  She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004.  Ms Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Prior to joining Inland, Ms Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 licenses from FINRA.

GUADALUPE GRIFFIN (age 44) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment

Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 46) joined Inland in 2002 and is the Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.  Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings.  Prior to joining Inland, Ms Urbain worked in the field of public accounting for KPMG LLP.  Ms. Urbain is a Certified Public Accountant.  She received her B.B.A. in Accounting from the University of Notre Dame.

CATHLEEN M. HRTANEK (age 32) joined Inland in 2005 and is an Assistant Counsel of The Inland Real Estate Group, Inc.  She is also a member of the Audit Committee for all public partnerships sponsored by IREIC.  In her capacity as their Assistant Counsel, Ms. Hrtanek has been admitted to practice law in the State of Illinois.  Additionally, she is a licensed real estate broker.  Ms. Hrtanek received her undergraduate degree from the University of Notre Dame and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2008, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $102,588, of which $16,942 was unpaid as of December 31, 2008.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed  (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2008, such costs were $17,891, of which $600 was unpaid at December 31, 2008.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2008, we incurred $140,957 of such costs, of which $6,575 was unpaid as of December 31, 2008, and which are included in investment properties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

We do not maintain any equity compensation plans.

(a)

No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)

The officers and directors of our general partner own as a group the following units of our partnership:

Amount and Nature
	of Beneficial	Percent
Title of Class	Ownership	of Class

Limited partnership units	234 Units, directly	Less than 1%

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

Item 14:  Principal Accounting Fees and Services

Fees.  Aggregate fees for professional services rendered by our principal accountant, Grant Thornton, were as follows:

	Years ended December 31,
	2008	2007

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$49,200	43,330
Tax fees for professional services rendered for tax return preparation and review of our K-1s.	-	8,400

Total fees	$49,200	51,730

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton.  The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2008 and 2007, respectively were consistent with maintaining Grant Thornton's independence.

In addition, the audit committee must pre-approve all services provided by the company's independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

The financial statements listed in the index at page 17 of this annual report are filed as part of this annual report.

(b)

Exhibits. The following exhibits are incorporated herein by reference:

3 Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

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

No annual report or proxy material for the year 2008 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	Brenda G. Gujral

By:	Brenda G. Gujral
President and Director
Date:	March 6, 2009

/s/	Guadalupe Griffin

By:	Guadalupe Griffin
Vice President
Date:	March 6, 2009

/s/	Donna Urbain

By:	Donna Urbain
Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	March 6, 2009

/s/	Robert D. Parks

By:	Robert D. Parks
Chairman
Date:	March 6, 2009

/s/	Daniel L. Goodwin

By:	Daniel L. Goodwin
Director
Date:	March 6, 2009