Form 10-Q
period 2009-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2009-11-13
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-18431

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3545798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐          Non-accelerated filer ☐           Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2009 and December 31, 2008

(unaudited)

Assets

	2009	2008
Current assets:
Cash and cash equivalents (Note 1)	$2,615,137	4,137,034
Accounts receivable	15,623	-
Other current assets	-	3,342

Total current assets	2,630,760	4,140,376

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 and $3,923,062 at September 30, 2009 and December 31, 2008, respectively) (Note 5)	-	4,997,750
Investment properties, at cost (including acquisition fees paid to affiliates of $369,560 at September 30, 2009 and December 31, 2008, respectively) (Note 3):
Land and improvements	19,670,389	18,794,007

Total assets	$22,301,149	27,932,133

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

September 30, 2009 and December 31, 2008

(unaudited)

Liabilities and Partners' Capital

	2009	2008

Current liabilities:
Accounts payable	$244,857	460,034
Accrued real estate taxes	31,990	48,873
Due to affiliates (Note 2)	20,192	24,117
Unearned income	13,554	-

Total current liabilities	310,593	533,024

Deferred gain on sale of investment properties (Note 5)	-	2,914,597

Total liabilities	310,593	3,447,621

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,693,259	13,697,379
Cumulative cash distributions	(13,313,195)	(13,313,195)

	380,564	384,684
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2009 and December 31, 2008, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	69,382,095	71,870,753
Cumulative cash distributions	(90,332,012)	(90,330,834)

	21,609,992	24,099,828

Total Partners' capital	21,990,556	24,484,512

Total liabilities and Partners' capital	$22,301,149	27,932,133

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2009 and 2008

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	-	-	1,089,705
Deferred gain recognized (Note 5)	-	1,317	1,405	696,439
Rental income (Note 4)	29,116	23,915	87,348	57,370
Other operating income	11,650	-	220,113	-

Total revenues	40,766	25,232	308,866	1,843,514

Expenses:
Cost of investment properties sold	-	-	-	1,028,000
Professional services to affiliates	19,519	15,015	56,913	74,061
Professional services to non-affiliates	15,250	14,542	60,575	54,660
General and administrative expenses to affiliates	3,196	401	9,712	8,343
General and administrative expenses to non- affiliates	6,047	7,546	26,938	5,664
Marketing expenses to affiliates	6,315	2,743	14,744	17,827
Marketing expenses to non-affiliates	3,949	355	5,511	11,864
Land operating expenses to affiliates	11,492	-	28,667	-
Land operating expenses to non-affiliates	186,537	367,453	532,848	508,680
Bad debt expense	2,082,158	-	2,082,158	1,626,244

Total expenses	2,334,463	408,055	2,818,066	3,335,343

Operating loss	(2,293,697)	(382,823)	(2,509,200)	(1,491,829)

Interest income	-	30,520	1,997	96,407
Other income	5,425	2,750	14,425	11,975

Net loss	$(2,288,272)	(349,553)	(2,492,778)	(1,383,447)

Net loss allocated to:
General Partner	$(2,061)	(3,509)	(4,120)	(21,416)
Limited Partners	(2,286,211)	(346,044)	(2,488,658)	(1,362,031)

Net loss	$(2,288,272)	(349,553)	(2,492,778)	(1,383,447)

Net loss allocated to the one General Partner Unit	$(2,061)	(3,509)	(4,120)	(21,416)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2009 and 2008)	$(45.66)	(6.91)	(49.71)	(27.20)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(2,492,778)	(1,383,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,082,158	1,626,244
Gain on sale of investment properties	-	(61,705)
Recognition of deferred gain on sale of investment properties	(1,405)	(696,439)
Changes in assets and liabilities:
Accounts receivable	(15,623)	144,745
Other current assets	3,342	250,000
Accounts payable	(215,177)	(952,384)
Accrued real estate taxes	(16,883)	(5,814)
Due to affiliates	(3,925)	18,840
Unearned income	13,554	4,396

Net cash used in operating activities	(646,737)	(1,055,564)

Cash flows from investing activities:
Payments on mortgage loans receivable	2,400	1,189,548
Additions to investment properties	(876,382)	(1,258,475)
Proceeds from sale of investment properties	-	1,089,705

Net cash provided by (used in) investing activities	(873,982)	1,020,778

Cash flows from financing activities:
Distributions	(1,178)	-

Net cash used in financing activities	(1,178)	-

Net decrease in cash and cash equivalents	(1,521,897)	(34,786)
Cash and cash equivalents at beginning of period	4,137,034	4,653,805

Cash and cash equivalents at end of period	$2,615,137	4,619,019

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2009

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale.  On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner.  On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500.  All of the holders of these Units have been admitted to the Partnership.  As of September 30, 2009, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.  As of September 30, 2009, the Partnership’s cash and cash equivalents are fully covered by the U.S. Government’s Temporary Liquidity Guarantee Program which provides unlimited deposit insurance coverage through December 31, 2009.

The Partnership recognizes income from the sale of land parcels in accordance with the full accrual method of accounting.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

New Accounting Pronouncements

In May 2008, an accounting pronouncement was issued which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  This pronouncement becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Partnership does not expect this pronouncement to have a material impact on our financial statements.

On September 30, 2009, the Partnership adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership.  Such costs of $66,625 and $82,404 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $14,036 and $16,942 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs.  Such costs of $14,744 and $17,827 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $1,356 and $600 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs.  Such costs of $15,837 and $107,113 have been incurred for the nine months ended September 30, 2009 and 2008, respectively.  Such costs are included in investment properties, of which $1,500 and $6,575 was unpaid at September 30, 2009 and December 31, 2008, respectively.  In addition, the costs related to Parcels 3/27 and 18 totaled $28,667 for the nine months ended September 30, 2009 and are included in land operating expenses to affiliates, of which $3,300 was unpaid at September 30, 2009.  The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

 (3) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	9,328,827	3,300,000	-
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	531,167	-	2,051,030	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,750	1,909,034	1,924,691	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,280,483	1,395,000	-
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	9,168,103	1,250,469	9,711,575	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/09	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	-	922,606	-

				$38,810,025	2,504,276	41,314,301	47,140,875	68,784,787	19,670,389	-

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  For the nine months ended September 30, 2009, the partnership had recorded no such impairment.  For the year ended December 31, 2008, the Partnership recorded a $514,305 impairment loss on land relating to Parcel 3/27 and a $375,929 impairment loss on land relating to Parcel 18.  Due to the declining economy, the reduction in new construction home starts, the decrease in new home and lot prices, and the homebuilder defaults in the fourth quarter of 2008 on the existing sales contracts, the remaining cost of Parcel 3/27 and Parcel 18 exceeded the estimated sales proceeds on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining cost of Parcel 3/27 and Parcel 18 to the estimated sales proceeds.  As of September 30, 2009, the total accumulated gain on sale recorded, net of the 2008 impairment loss, for Parcel 3/27 was approximately $11,817,942 and for Parcel 18, the total accumulated gain recorded, net of the 2008 impairment loss, was approximately $2,569,127.

(e)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2009	2008

Balance at January 1,	$18,794,007	19,033,196
Additions during period	876,382	1,679,045
Impairment loss on land	-	(890,234)
Sales during period	-	(1,028,000)

Balance at end of period	$19,670,389	18,794,007

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

 (4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases.  Accordingly, rental income is reported when earned.

As of September 30, 2009, the Partnership had farm leases of generally one year in duration, for approximately 710 acres of the approximately 1,003 acres owned.

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part.  The Partnership has recorded a deferred gain on these sales.  The deferred gain will be recognized over the life of the related mortgage loan receivable as principal payments are received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/09	12/31/08	09/30/09	09/30/09
5 & 19	07/01/11	6.00%	$8,918,412	8,920,812	-	5,210,010

Less allowance for doubtful accounts			8,918,412	3,923,062	-	5,210,010

			$-	4,997,750	-	-

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  The Partnership also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  The remaining deferred gain will be recognized as payments are received.  During 2009, the Partnership received $2,400 in principal payments, bringing the total amount of principal paid since loan inception to $8,581,589 and interest paid since loan inception to $5,449,637.  During the first quarter of 2008, the homebuilder who is the borrower under the mortgage note notified the Partnership that they were experiencing a slowdown in sales contracts for new homes.  The Partnership agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal.  During the second quarter of 2008, based on the available information, the Partnership determined that the full collectability of the mortgage receivable was doubtful.  As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage receivable was recorded against bad debt expense resulting in bad debt expense of $1,626,244 for the year ended December 31, 2008.

During the third quarter of 2009, based on currently available information, the Partnership has determined that the collectability of the remaining mortgage receivable is doubtful.  The mortgage receivable is subordinate to a construction loan held by an unaffiliated lender.  The holder of the first mortgage filed a complaint of foreclosure during September 2009.  Attorneys representing the Partnership have filed an appearance so that they will receive copies of all the foreclosure pleadings.  At this time, since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the construction loan, management has elected to reserve an additional $4,995,350 of principal as of September 30, 2009.  In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009.  Effective January 1, 2009, accrual of the 6% interest due on the mortgage

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2009

(unaudited)

receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful.  Since the Partnership has only received minimal payments from the borrower since January 2008, the Partnership is not accruing interest on the financial statements.  The Partnership will continue to monitor the activity associated with the mortgage receivable and the related interest.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward looking statements.  These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local "no growth" or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

Valuation of Investment Properties - On a quarterly basis, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an  investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  For the nine months ended September 30, 2009, we have not recorded any such impairment.  For the year ended December 31, 2008, we recorded an impairment loss of $890,234 in regards to Parcel 3/27 and Parcel 18.  Subsequent costs incurred above the estimated fair value for Parcels 3/27 and 18 and for any other parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  As of September 30, 2009, we have evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 is required.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale.  If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell.  As of September 30, 2009, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings.  These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).  As of September 30, 2009, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,527 acres of the approximately 4,530 acres originally owned.  As of September 30, 2009, cumulative distributions have totaled $90,332,012 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner.  Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations.  As of September 30, 2009, we have used $47,140,875 of working capital for rezoning and other activities.  Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing.  As of September 30, 2009, we own, in whole or in part, seven parcels, consisting of approximately 1,003 acres, of which 710 are leased to local farmers and are generating sufficient cash flow from leases to cover property taxes and insurance.

At September 30, 2009, we had cash and cash equivalents of $2,615,137 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2009, there were no land sales.  During the nine months ended September 30, 2008, we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  Parcel 3/27 has been zoned and planned for commercial and residential use.  The commercial portions have been sold and two third-party builders had entered into contracts for the residential portions of this parcel.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration.  Such costs of $66,625 and $82,404 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $14,036 and $16,942 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs.  Such costs of $14,744 and $17,827 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2009 and 2008, respectively, of which $1,356 and $600 was unpaid at September 30, 2009 and December 31, 2008, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs.  Such costs of $15,837 and $107,113 have been incurred for the nine months ended September 30, 2009 and 2008, respectively.  Such costs are included in investment properties, of which $1,500 and $6,575 was unpaid at September 30, 2009 and December 31, 2008, respectively.  In addition, the costs related to Parcels 3/27 and 18 totaled $28,667 for the nine months ended September 30, 2009 and is included in land operating expenses to affiliates, of which $3,300 was unpaid at September 30, 2009.  The affiliate did not recognize a profit on any project.

Results of Operations

There were no land sales for the nine months ended September 30, 2009.  Income from the sale of investment properties of $1,089,705 and cost of investment properties sold of $1,028,000 for the nine months ended September 30, 2008 is the result of the sale of approximately 7 acres of Parcel 3/27 and 2 acres of Parcel 18.  The decrease in sales activity for the nine months ended September 30, 2009 is the result of the depressed real estate market, the slow down in the sales of vacant land and residential lots and the turbulent financial markets.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  During the first quarter of 2008, the homebuilder who is the borrower under the mortgage note notified us that they were experiencing a slowdown in sales contracts for new homes.  As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal.  During the second quarter of 2008, based on the available information, we determined that the full collectibility of the mortgage receivable was doubtful.  As a result, we elected to reserve $3,923,062 of principal.  In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense during 2008.  During the nine months ended September 30, 2009, we received principal payments totaling $2,400 and recognized deferred gain of $1,405.  The remaining deferred gain will be recognized as payments are received.  During the third quarter of 2009, based on currently available information, we have determined that the collectability of the remaining mortgage receivable is doubtful.  The mortgage receivable is subordinate to a construction loan held by an unaffiliated lender.  The holder of the first mortgage filed a complaint of foreclosure during September 2009.  Attorneys representing us have filed an appearance so that they will receive copies of all the foreclosure pleadings.  At this time, since we believe that  it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the construction loan, we have elected to reserve an additional $4,995,350 of principal as of September 30, 2009.  In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009.  Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, we determined that the collectability of the interest is doubtful.  Since we have only received minimal payments from the borrower since January 2008, we are not accruing interest on the financial statements.  We will continue to monitor the activity associated with the mortgage receivable and the related interest.

As of September 30, 2009, we owned seven parcels of land consisting of approximately 1,003 acres.  Of the approximately 1,003 acres owned, 710 acres are leased to local farmers and generate sufficient cash flow to cover property taxes and insurance. Rental income was $87,348 and $57,370 for the nine months ended September 30, 2009 and 2008, respectively. Rental income increased due to an increase in the farm rental rates.  In addition, during the first quarter of 2008, there was no lease for Parcel 20.

Other operating income was $220,113 and $0 for the nine months ended September 30, 2009 and 2008, respectively. During the first quarter of 2009, we received $208,463 in earnest money deposits held in escrow, as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18, as described above.

Professional services to affiliates were $56,913 and $74,061 for the nine months ended September 30, 2009 and 2008, respectively.  Professional services to affiliates decreased due primarily to a decrease in legal fees. Professional services to non-affiliates were $60,575 and $54,660 for the nine months ended September 30, 2009 and 2008, respectively. Professional services to non-affiliates increased in 2009 due to an increase in legal fees and additional accounting fees for Sarbanes-Oxley related procedures.

General and administrative expenses to non-affiliates were $26,938 and $5,664 for the nine months ended September 30, 2009 and 2008, respectively.  The lower amount for the nine months ended September 30, 2008 was due to a benefit from the finalization of the 2007 Illinois replacement tax return which impacted the first quarter of 2008 which offset general and administrative expenses.  General and administrative expenses to non-affiliates include postage, printing, filing fees and the Illinois replacement tax.

Marketing expenses to affiliates were $14,744 and $17,827 for the nine months ended September 30, 2009 and 2008, respectively.  Marketing expenses to non-affiliates were $5,511 and $11,864 for the nine months ended September 30, 2009 and 2008, respectively.  Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  Marketing expenses decreased as we continue to benefit from established marketing plan expenditures made in prior years.  In addition, in 2008 there were non-recurring expenses for advertising, promotion and representation at a homebuilders conference.

Land operating expenses to affiliates and non-affiliates were $561,515 and $508,680 for the nine months ended September 30, 2009 and 2008, respectively.  These costs primarily include real estate tax expense, ground maintenance expense, the Partnership’s proportionate share of the homeowners association fees and insurance expense on the parcels owned.  The increase in 2009 is due primarily to an increase in grounds maintenance expenses for Parcels 3/27 and 18.  These additional expenses are necessary in order to remain in compliance with municipal codes regarding erosion control and landscaping requirements on the remaining unsold residential lots of Parcels 3/27 and 18.  In addition, costs incurred for the final stages of development for Parcels 3/27 and 18 are included in land operating expenses for the nine months ended September 30, 2009.

Interest income was $1,997 and $96,407 for the nine months ended September 30, 2009 and 2008, respectively.  Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.  The decrease for 2009 is due primarily to substantially lower interest rates and the decision to keep cash secure in non-interest bearing accounts which are covered by the U.S. Government’s Temporary Liquidity Guarantee Program.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property.  The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage.  The complaint claims that a total of seven lots have been the subject of water seepage complaints.  Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage.  The Partnership’s subsidiary has appeared and filed a Motion to Dismiss on November 10, 2009 as the parties had continued discussions on potential resolution for several months after the complaint was filed.  Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies.  The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit, beginning with its pursuit of a Motion to Dismiss.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of September 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of such date to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property.  The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage.  The complaint claims that a total of seven lots have been the subject of water seepage complaints.  Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage.  The Partnership’s subsidiary has appeared and filed a Motion to Dismiss on November 10, 2009 as the parties had continued discussions on potential resolution for several months after the complaint was filed.  Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies.  The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit, beginning with its pursuit of a Motion to Dismiss.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 13, 2009

/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 13, 2009

/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 13, 2009