Form 10-K
period 2009-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2010-03-12
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes X   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check off if smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  X

The registrant's common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units or units at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner's capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. As of December 31, 2009, we have repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program. Under this program, limited partners could, under certain circumstances, have their units repurchased for an amount equal to their original capital as reduced by distributions from net sale proceeds.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, our holding period has exceeded our original estimates. As of December 31, 2009, we have had multiple sales transactions, through which we have disposed of approximately 3,563 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2009, there were no land sales. During the year ended December 31, 2008, we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. Parcel 3/27 has been zoned and planned for commercial and residential use. The commercial portions have been sold and two third-party builders had entered into contracts for the residential portions of this parcel. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

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

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

We had no employees during 2009.  Accordingly, we hired no compensation consultants.

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

Item 1(A). Risk Factors

Real Estate Market

Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots. Therefore, it could take some time for these current trends to improve which could result in an even longer holding period than previously estimated.

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

Transfer Limit.  In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2009.  For the benefit of interested limited partners, we have a relationship with a "qualified matching service" as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the "qualified matching service," we understand that additional partnership units may be transferred or assigned through the "qualified matching service" up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g).  If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service”, please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Item 1(B). Unresolved Staff Comments

Not applicable.

Item 2. Properties

We acquired fee ownership of the following real property investments:

	Gross Acres	Remaining	Purchase/Sales
Parcel & Location	Purchased/Sold	Acres	Date
Parcel 1, McHenry County, Illinois	372.7590	-	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	-	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3/27, Kendall County, Illinois	120.8170	15.6758	11/06/90
	83.525		03/11/93
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)
	(74.7000		sold various 2006)
	(36.85		sold various 2007)
	(6.6000		sold various 2008)
	(36.1262		conveyed 2009)

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	-	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	-	04/16/91
	(.2580		sold 10/01/94)
	(57.0765		sold 03/22/07)

Parcel 7, McHenry County, Illinois	56.7094	-	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.0000		sold 01/23/01)
	(80.0000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	-	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	-	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	-	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	-	08/20/91
	(44.7320		*09/16/02)

Parcel 13, Will County, Illinois	6.3420	-	09/23/91
	(6.3420		sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	-	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	-	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	-	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	-	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	19.4600	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)
	(62.0200		sold various 2006)
	(12.8800		sold various 2007)
	(2.2400		sold various 2008)

Parcel 19, Kane County, Illinois	436.2360	-	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	371.9910	01/31/92
	(21.1380		sold 06/30/99)
	(7.0000		conveyed 2008)

Parcel 21, Kendall County, Illinois	15.0130	-	05/26/92
	(1.0000		sold 03/16/99)
	(14.0130		sold 09/06/06)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	-	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)

	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	-	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	-	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	-	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

* On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2009, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property.  The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage.  The complaint claims that a total of seven lots have been the subject of water seepage complaints.  Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage.  The Partnership’s subsidiary has appeared and filed a Motion to Dismiss on November 10, 2009. On December 10, 2009, Ryan filed its Response to the Motion to Dismiss.  The Motion was set for hearing January 22, 2010.  On January 22, 2010 the Court heard the arguments of counsel and denied the Motion to Dismiss.  The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages.  The case has been continued to April 21, 2010 for status.  Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies.  The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit, beginning with its pursuit of a Motion to Dismiss.

Part II

Item 4. RESERVED

Item 5. Market for the our Limited Partnership Units and Related Security Holder Matters

As of February 8, 2010, there were 4,199 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2009 and 2008, we paid the following distribution to the Illinois Department of Revenue on behalf of the nonresident partners in order to comply with the new Illinois income tax withholding requirements for nonresident partners:

Distribution to:	2009	2008

General partners	$-	-
Limited partners	1,178	-

Total	$1,178	-

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The purpose of the FRR is to provide investors with an understanding of how management forms these policies.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the year ended December 31, 2009, we recorded an impairment loss of $1,397,000 in regards to Parcel 3/27 and Parcel 18.  Subsequent costs incurred above the estimated fair value for Parcels 3/27 and 18 and for any other parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2009, the partnership has evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 is needed.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2009, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). During the year ended December 31, 2009, there were no land sales. As of December 31, 2009, we have had multiple sales, exchange transactions and conveyances through which we have disposed of the buildings and approximately 3,563 acres of the approximately 4,530 acres originally owned. As of December 31, 2009, cumulative distributions have totaled $90,332,012 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of December 31, 2009, we have used $47,217,408 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2009, we own, in whole or in part, seven parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense. We continue to market the remaining acres for sale.

At December 31, 2009, we had cash and cash equivalents of $2,336,902 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2009, there were no land sales. During the fourth quarter of 2009, required land conveyances were finalized for Parcel 3/27 to the Kendall County Forest Preserve.  Other conveyances include the subdivision roadways to the Village of Montgomery.  After the conveyances, Parcel 3/27 remaining acreage totals 15.6758 acres which represents the sixty-six remaining improved residential lots and approximately three acres of park land which will be conveyed to the park district as required upon acceptance of the improvements. We are currently negotiating with a potential purchaser for the sale of the remaining sixty-six improved residential lots.  During the year ended December 31, 2008, we received net sales proceeds of $264,826 from the sales of Parcel 18, and $824,879 from the sales of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions.  Each subdivision lies within the boundaries of both parcels.  Parcel 3/27 has been zoned and planned for commercial and residential use.  The commercial portions have been sold and two third-party builders had entered into contracts for the residential portions of this parcel.  Undistributed net sales proceeds will be used to fund our operations, including property upgrades.  We will evaluate our cash needs throughout the year to determine any future distributions.

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

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located.  Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots.  We realize it could take some time for these current trends to improve which could result in an even longer holding period.  However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time.  We have farm leases in place which generate sufficient income to cover the costs of insurance and real estate taxes.  Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $97,623 and $102,588 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $23,086 and $16,942 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $21,484 and $20,788 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $2,100 and $600 was unpaid at December 31, 2009 and 2008, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2009 and 2008, we incurred $20,232 and $140,957, respectively, of such costs. Such costs are included in investment properties, of which $3,000 and $6,575 was unpaid as of December 31, 2009 and 2008, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $43,982 for the year ended December 31, 2009 and is included in land operating expenses to affiliates, of which $8,000 was unpaid at December 31, 2009.  The affiliate did not recognize a profit on any project.

Results of Operations

For the year ended December 31, 2009, there were no land sales. During the fourth quarter of 2009, required land conveyances were finalized for Parcel 3/27 to the Kendall County Forest Preserve.  Other conveyances include the subdivision roadways to the Village of Montgomery.  After the conveyances, Parcel 3/27 remaining acreage totals 15.6758 acres which represents the sixty-six remaining improved residential lots and approximately three acres of park land which will be conveyed to the park district as required upon acceptance of the improvements.  Income from the sale of investment properties of $1,089,705 and cost of investment properties sold of $1,028,000 recorded for the year ended December 31, 2008 is the result of the sale of approximately seven acres of Parcel 3/27 and two acres of Parcel 18. On July 21, 2008, seven acres of vacant land of Parcel 20 was conveyed to the Oswego Public Library District as required by the Annexation Agreement affecting this Parcel. The decrease in sales activity for the year ended December 31, 2009 is the result of the soft real estate market, the continued slow down in the sales of vacant land and the troubled financial markets.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634.  We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001.  The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001.  We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain.  We also received an installment note in the amount of $16,000,000 at the time of closing.  The installment note matures July 1, 2011 and has an interest rate of 6%.  During the first quarter of 2008, the homebuilder who is the borrower under the mortgage note notified us that they were experiencing a slowdown in sales contracts for new homes.  As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal.  During the second quarter of 2008, based on the available information, we determined that the full collectibility of the mortgage receivable was doubtful.  As a result, we elected to reserve $3,923,062 of principal.  In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense during 2008.  During the nine months ended September 30, 2009, we received principal payments totaling $2,400 and recognized deferred gain of $1,405.  During the third quarter of 2009, based on currently available information, we determined that the collectability of the remaining mortgage receivable was doubtful.  The mortgage receivable is subordinate to a construction loan held by an unaffiliated lender.  The holder of the first mortgage filed a complaint of foreclosure during September 2009.  We are in the process of preparing our answer and counterclaim to the complaint to preserve our interest in the foreclosure. Since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the construction loan, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009.  In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009.  Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, we determined that the collectability of the interest is doubtful.  Since we have only received minimal payments from the borrower since January 2008, we are not accruing interest on the financial statements.  We will continue to monitor the activity associated with the mortgage receivable and the related interest.

As of December 31, 2009, we owned seven parcels of land consisting of approximately 967 acres. Of the approximately 967 acres owned, 710 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $116,785 and $81,282 for the years ended December 31, 2009 and 2008, respectively. The rental income for 2009 increased due to an increase in farm rental rates. We have engaged the services of a company experienced in modern farm management and negotiating cash farm leases in an effort to achieve the maximum farm income possible. The 2010 farm leases for our tillable land have been negotiated and are expected to be fully executed within the first quarter of 2010.  Assuming all negotiated leases are executed and the parties perform as required, it is anticipated that we will see an increase in farm rent.

Other operating income was $220,113 and $0 for the years ended December 31, 2009 and 2008, respectively.  During the first quarter of 2009, we received $208,463 in earnest money deposits held in escrow, as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18, as described above.

Professional services to affiliates were $84,117 and $93,393 for the years ended December 31, 2009 and 2008, respectively. Professional services to affiliates decreased primarily due to a decrease in legal fees due to less time spent on legal matters pertaining to zoning and development issues for Parcel 20.  Professional services to non-affiliates were $81,248 and $67,001 for the years ended December 31, 2009 and 2008, respectively. Professional services to non-affiliates increased in 2009 due to an increase in accounting fees for Sarbanes-Oxley related procedures.

General and administrative expenses to non-affiliates were $32,188 and $9,811 for the years ended December 31, 2009 and 2008, respectively. General and administrative expenses to non-affiliates include postage, printing, filing fees and the Illinois replacement tax.  The lower amount for the year ended December 31, 2008 was due to a benefit from the finalization of the 2007 Illinois replacement tax return which offset general and administrative expenses in the first quarter of 2008.

Marketing expenses to affiliates were $21,484 and $20,788 for the years ended December 31, 2009 and 2008, respectively. Marketing expenses to non-affiliates were $5,513 and $13,560 for the years ended December 31, 2009 and 2008, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale.  The decrease for 2009 is due to less advertising costs and less marketing fees as a response to the slowdown in real estate sales.

Land operating expenses to affiliates and non-affiliates were $754,395 and $722,604 for the year ended December 31, 2009 and 2008, respectively.  These costs primarily include real estate tax expense, ground maintenance expense, the Partnership’s proportionate share of  homeowners association fees and insurance expense on the parcels owned.  The increase in 2009 is due primarily to an increase in grounds maintenance expenses for Parcels 3/27 and 18.  These additional expenses are necessary in order to remain in compliance with municipal codes regarding erosion control and landscaping requirements on the remaining unsold residential lots of Parcels 3/27 and 18.  In addition, costs incurred for the final stages of development for Parcels 3/27 and 18 are included in land operating expenses for the year ended December 31, 2009.

Interest income was $9,273 and $112,206 for the years ended December 31, 2009 and 2008, respectively.  Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received. The decrease is due primarily to substantially lower interest rates available in the market and the decision to keep cash secure in non-interest bearing accounts through September 30, 2009 which were covered by the U.S. Government’s Temporary Liquidity Guarantee Program. During the fourth quarter of 2009, cash was invested in a money market account earning an average of 1.8% interest annually.

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

Distributions of net sales proceeds will be allocated between the general partner and the limited partners based upon both an aggregate overall return to the limited partners and a separate return with respect to each parcel of land purchased by us.

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

Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission.  For the year ended December 31, 2009 there are no subsequent events

Other items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2009. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g).  In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations regarding new Illinois income tax withholding requirements for nonresident partners.  The new withholding requirements are effective for the taxable years ending on or after December 31, 2008.  Payment of the required withholding amount of $1,167 was made to the Illinois Department of Revenue during March 2009.  We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person.  We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.  During March 2009, we paid $11 to the Internal Revenue Service on behalf of foreign partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property.  The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage.  The complaint claims that a total of seven lots have been the subject of water seepage complaints.  Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage.  The Partnership’s subsidiary has appeared and filed a Motion to Dismiss on November 10, 2009. On December 10, 2009, Ryan filed its Response to the Motion to Dismiss.  The Motion was set for hearing January 22, 2010.  On January 22, 2010 the Court heard the arguments of counsel and denied the Motion to Dismiss.  The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages.  The case has been continued to April 21, 2010 for status.  Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies.  The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit, beginning with its pursuit of a Motion to Dismiss.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 12, 2010

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2009 and 2008

Assets

	2009	2008
Current assets:
Cash and cash equivalents (Note 1)	$2,336,902	4,137,034
Other current assets	-	3,342

Total current assets	2,336,902	4,140,376

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 and $3,923,062 at December 31, 2009 and 2008, respectively) (Note 6)	-	4,997,750
Investment properties (including acquisition fees paid to affiliates of $369,560 at December 31, 2009 and 2008, respectively) (Note 4):
Land and improvements	18,349,922	18,794,007

Total assets	$20,686,824	27,932,133

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

December 31, 2009 and 2008

Liabilities and Partners' Capital

	2009	2008

Current liabilities:
Accounts payable	$232,423	460,034
Accrued real estate taxes	40,464	48,873
Due to affiliates (Note 3)	36,186	24,117

Total current liabilities	309,073	533,024

Deferred gain on sale of investment properties (Note 6)	-	2,914,597

Total liabilities	309,073	3,447,621

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,691,101	13,697,379
Cumulative cash distributions	(13,313,195)	(13,313,195)

	378,406	384,684
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2009 and 2008, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	67,771,448	71,870,753
Cumulative cash distributions	(90,332,012)	(90,330,834)

	19,999,345	24,099,828

Total Partners' capital	20,377,751	24,484,512

Total liabilities and Partners' capital	$20,686,824	27,932,133

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2009 and 2008

	2009	2008
Revenues:
Sale of investment properties (Notes 1 and 4)	$-	1,089,705
Recognition of deferred gain on sale of investment properties (Note 6)	1,405	696,439
Rental income (Note 5)	116,785	81,282
Other operating income	220,113	-

Total revenues	338,303	1,867,426

Expenses:
Cost of investment properties sold	-	1,028,000
Professional services to affiliates	84,117	93,393
Professional services to non-affiliates	81,248	67,001
General and administrative expenses to affiliates	13,506	9,195
General and administrative expenses to non-affiliates	32,188	9,811
Marketing expenses to affiliates	21,484	20,788
Marketing expenses to non-affiliates	5,513	13,560
Land operating expenses to affiliates	43,982	-
Land operating expenses to non-affiliates	710,413	722,604
Bad debt expense	2,082,158	1,626,244
Impairment loss on land	1,397,000	890,234

Total expenses	4,471,609	4,480,830

Operating loss	(4,133,306)	(2,613,404)

Interest income	9,273	112,206
Other income	18,450	15,075

Net loss	$(4,105,583)	(2,486,123)

Net loss allocated to (Note 2):
General Partner	$(6,278)	(32,443)
Limited Partners	(4,099,305)	(2,453,680)

Net loss	$(4,105,583)	(2,486,123)

Net loss allocated to the one General Partner Unit	$(6,278)	(32,443)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2009 and 2008)	$(81.87)	(49.01)

See accompanying notes to financial statements.

 INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners' Capital

For the years ended December 31, 2009 and 2008

	General	Limited
	Partner	Partners	Total

Balance at January 1, 2008	$417,127	26,553,508	26,970,635

Net loss (Note 2)	(32,443)	(2,453,680)	(2,486,123)

Balance at December 31, 2008	$384,684	24,099,828	24,484,512

Distribution to Partners (Note 2)	-	(1,178)	(1,178)
Net loss (Note 2)	(6,278)	(4,099,305)	(4,105,583)

Balance at December 31, 2009	$378,406	19,999,345	20,377,751

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(4,105,583)	(2,486,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,082,158	1,626,244
Gain on sale of investment properties	-	(61,705)
Recognition of deferred gain on sale of investment properties	(1,405)	(696,439)
Impairment loss on land	1,397,000	890,234
Changes in assets and liabilities:
Accounts and accrued interest receivable	-	161,815
Other current assets	3,342	246,658
Accounts payable	(227,611)	(766,396)
Accrued real estate taxes	(8,409)	7,432
Due to affiliates	12,069	(38,699)

Net cash flow used in operating activities	(848,439)	(1,116,979)

Cash flows from investing activities:
Principal payments collected on mortgage loan receivable	2,400	1,189,548
Additions to investment properties	(952,915)	(1,679,045)
Proceeds from sale of investment properties	-	1,089,705

Net cash flow provided by (used in) investing activities	(950,515)	600,208

Cash flows from financing activities:
Cash distribution	(1,178)	-

Net cash flow used in financing activities	(1,178)	-

Net decrease in cash and cash equivalents	(1,800,132)	(516,771)
Cash and cash equivalents at beginning of year	4,137,034	4,653,805

Cash and cash equivalents at end of year	$2,336,902	4,137,034

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2009 and 2008

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of December 31, 2009, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners could, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market. The Partnership maintains our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institutions’ non-performance.

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

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner's allocable share of the Partnership's taxable net income, if the Partner is a foreign person. The Partnership will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.  Similarly, the Partnership is required to pay a withholding tax to the Illinois Department of Revenue for nonresident partners.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

	2009		2008
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$20,686,824	28,219,264	27,932,133	35,464,573

Partners' capital:
General Partner	378,406	196,996	384,684	238,060
Limited Partners	19,999,345	27,713,197	24,099,828	31,777,281

Net income (loss):
General Partner	(6,278)	(5,689)	(32,443)	(6,539)
Limited Partners	(4,099,305)	(562,001)	(2,453,680)	91,655

Net income (loss) per Limited Partnership Unit	(81.87)	(11.22)	(49.01)	1.83

The net income (loss) per Unit is based upon the weighted average number of Units of 50,068 during 2009 and 2008.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $97,623 and $102,588 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $23,086 and $16,942 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $21,484 and $20,788 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2009 and 2008, respectively, of which $2,100 and $600 was unpaid as of December 31, 2009 and 2008, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2009 and 2008, the Partnership incurred $20,232 and $140,957, respectively, of such costs. Such costs are included in investment properties, of which $3,000 and $6,575 was unpaid as of December 31, 2009 and 2008, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $43,982 for the year ended December 31, 2009 and is included in land operating expenses to affiliates, of which $8,000 was unpaid at December 31, 2009. The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

 (4) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,384,827	2,244,000	-
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000) (36.1262)	Var 2008 Var 2009

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	531,167	-	2,051,030	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,750	1,909,034	1,924,691	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

 (4) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

 (4) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,621,483	1,054,000	-
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	9,244,636	1,250,469	9,788,108	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	12/31/09	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	-	922,606	-

				$38,810,025	2,504,276	41,314,301	47,217,408	70,181,787	18,349,922	-

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the years ended December 31, 2009 and 2008, the Partnership recorded an impairment of $1,397,000 and $890,234, respectively on land relating to Parcel 3/27 and Parcel 18. Due to the continuing troubled real estate market, the declining economy, the reduction in new construction home starts, the decrease in new home and lot prices, and the homebuilder defaults in the fourth quarter of 2008 on the existing sales contracts, the remaining cost of Parcel 3/27 and Parcel 18 exceeded the estimated sales proceeds on the remaining lots and accordingly, the Partnership recorded the impairment losses to reduce the remaining cost of Parcel 3/27 and Parcel 18 to the projected sales proceeds. As of December 31, 2009, the total accumulated gain on sale recorded, net of the impairment losses, for Parcel 3/27 was approximately $10,700,000 and for Parcel 18, the total accumulated gain recorded, net of the impairment losses, was approximately $2,200,000.

(e)

Reconciliation of investment properties owned:

	2009	2008

Balance at January 1,	$18,794,007	19,033,196
Additions during year	952,915	1,679,045
Impairment loss on land	(1,397,000)	(890,234)
Sales during year	-	(1,028,000)

Balance at December 31,	$18,349,922	18,794,007

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(f)

The aggregate cost of investment properties owned at December 31, 2009 for Federal income tax purposes was approximately $18,350,000 (unaudited).

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2009, the Partnership had farm leases of generally one year in duration, for approximately 710 acres of the approximately 967 acres owned.

(6) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	12/31/09	12/31/08	12/31/09	12/31/09
5 & 19	07/01/11	6.00%	$8,918,412	8,920,812	-	5,210,010

Less allowance for doubtful accounts			8,918,412	3,923,062	-	5,210,010

			$-	4,997,750	-	-

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a construction loan held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009.  We are in the process of preparing our answer and counterclaim to the complaint to preserve our interest in the foreclosure.  Since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the construction loan, management has elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership has only received minimal payments from the borrower since January 2008, the Partnership is not accruing interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage receivable and the related interest.

(7) Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission.  For the year ended December 31, 2009, there are no subsequent events

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2009.

Item 9(A).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is a wholly-owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations including risk oversight.  The directors of the general partner have diverse and lengthy experience in the real estate industry and are well-qualified to guide the Partnership.

During 2004, the board of directors of our general partner formalized our audit committee. The Audit Committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and audit committee financial expert, Brenda G. Gujral, Roberta S. Matlin and Cathleen M. Hrtanek. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

During 2004, our general partner adopted a code of ethics that applies to all of its employees.  We will provide the code of ethics free of charge upon written request to our customer relations group in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2010.

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

DANIEL L. GOODWIN (age 66) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

Housing. Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors, and was inducted into the Hall of Fame of the Chicago Association of Realtors in 2005. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also founded New Directions Affordable Housing Corporation, a not for profit entity.

Education. Mr. Goodwin obtained his bachelor degree from Northeastern Illinois University and his master’s degree from Northern Illinois University. Following graduation, he taught for five years in the Chicago Public Schools. Over the past twenty years, Mr. Goodwin served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.

ROBERT H. BAUM (age 66) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

Following his graduation from Northwestern University School of Law in 1967, Mr. Baum took a teaching position in the Chicago Public School System where he met the three other teaching associates who together with him became the founding principals of Inland. In 1968, he began his practice of law in Chicago with Shulman and Baum, a labor law firm. In January 1973, Mr. Baum joined Inland on a full-time basis as its General Counsel, a position he has held since that time.

Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and The Private Company General Counsel Group. He has also been a guest lecturer for Northwestern University School of Law and the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also an Illinois licensed real estate broker. He has served as a director of American National Bank of DuPage and Inland Bank & Trust and currently serves as a director of Inland Bancorp, Inc., a bank holding company.

Mr. Baum is a past member of the Men's Council of the Museum of Contemporary Art in Chicago. He currently is a Governing Member of the Chicago Symphony Orchestra and is a Sponsor of the Civic Orchestra of Chicago. Mr. Baum also is a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge. Mr. Baum received a bachelor degree from The University of Wisconsin and a juris doctor degree from The Northwestern School of Law.

ROBERT D. PARKS (age 66) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

He received his bachelor degree from Northeastern Illinois University, Chicago, Illinois, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning and the National Association of Real Estate Investment Trusts, or “NAREIT.”

BRENDA G. GUJRAL (age 66) is president, chief executive officer and director of IREIC. She was president and director of IREIC from July 1987 through September 1992 at which time she took a leave to work in a family business. She returned to IREIC in a part-time position from October 1995 until January 1998 at which time she was again named president and director of IREIC becoming its chief executive officer in January of 2008. She served as president, chief operating officer and a director of Inland Securities Corporation from January 1997 until June 2009, and has been a director of Inland Securities Corporation since January 1997. Ms. Gujral has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in September 2003, and previously served as its chief executive officer until November 2007. She has also served as president and director of Inland American Real Estate Trust, Inc. since its inception in October 2004, the chairman of the board of Inland Real Estate Exchange Corporation since May 2001, and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007. Additionally, she has served as a director of Inland Investment Advisors, Inc. since January 2001, a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008 and vice president of Inland Diversified Business Manager & Advisor, Inc. since its inception in June 2008.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing communication. She works with the internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the Securities Exchange Commission and state securities commissions.

Ms. Gujral has been with the Inland real estate organization for thirty years, becoming an officer in 1982. Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon to implement land use legislation for that state. She is a graduate of California State University. Ms. Gujral holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority and is a member of the National Association of Real Estate Investment Trusts and Real Estate Investment Securities Association.

CATHERINE L. LYNCH (age 51) joined the Inland organization in 1989. Ms. Lynch has served as the treasurer and secretary of Inland Real Estate Investment Corporation since January 1995, and as treasurer and secretary of Inland Securities Corp. since June 1995. Ms. Lynch worked for KPMG LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public

Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 65) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Real Estate Exchange Corporation since May 2001, a director of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since December 2007. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995. Ms. Matlin has served as the vice president of Inland Diversified Business Manager & Advisor, Inc. since May 2009, and served as its president from June 2008 until May 2009 and Inland Diversified Real Estate Trust, Inc. since June 2008. Ms. Matlin also has served as the president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her bachelor degree from the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA.

GUADALUPE GRIFFIN (age 45) joined Inland in 1994. Ms. Griffin serves as vice president of Inland Real Estate Investment Corporation and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 47) joined Inland in 2002 and is the Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 33) joined Inland in 2005 and is an assistant counsel of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, Inland Diversified Real Estate Trust, Inc. since June 2008 and Inland Real Estate Business Manager & Advisor, Inc. since June 2008. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Item 11. Executive Compensation

We do not have any employees, and none of our executive officers receives any compensation from us.  Accordingly, we hired no compensation consultants.

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

Our general partner and its affiliates may be reimbursed for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2009, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $97,623, of which $23,086 was unpaid as of December 31, 2009.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2009, such costs were $21,484, of which $2,100 was unpaid at December 31, 2009.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2009, we incurred $20,232 of such costs, of which $3,000 was unpaid as of December 31, 2009, and which are included in investment properties. In addition, the costs related to Parcels 3/27 and 18 totaled $43,982 for the year ended December 31, 2009 and is included in land operating expenses to affiliates, of which $8,000 was unpaid at December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 14:  Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2009	2008

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$55,235	49,200

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton.  The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2009 and 2008, respectively were consistent with maintaining Grant Thornton's independence.

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

(b)

Exhibits. The following exhibits are incorporated herein by reference:

3 Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

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

No annual report or proxy material for the year 2009 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and Principal Executive Officer
Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
General Partner

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
President and Principal Executive Officer
Date:	March 12, 2010

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Vice President
Date:	March 12, 2010

/s/	DONNA URBAIN

By:	Donna Urbain
Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	March 12, 2010

/s/	ROBERT D. PARKS

By:	Robert D. Parks
Chairman
Date:	March 12, 2010

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Director
Date:	March 12, 2010