Form 10-Q
period 2010-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2010-04-30
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2010 and December 31, 2009

(unaudited)

Assets

	2010	2009
Current assets:
Cash and cash equivalents (Note 1)	$2,266,656	2,336,902

Total current assets	2,266,656	2,336,902

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 at March 31, 2010 and December 31, 2009) (Note 5)	-	-
Investment properties, at cost (including acquisition fees paid to affiliates of $369,560 at March 31, 2010 and December 31, 2009) (Note 3):
Land and improvements	18,349,922	18,349,922

Total assets	$20,616,578	20,686,824

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

March 31, 2010 and December 31, 2009

(unaudited)

Liabilities and Partners' Capital

	2010	2009

Current liabilities:
Accounts payable	$88,593	232,423
Accrued real estate taxes	50,941	40,464
Due to affiliates (Note 2)	30,122	36,186
Unearned income	46,252	-

Total current liabilities	215,908	309,073

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,691,330	13,691,101
Cumulative cash distributions	(13,313,195)	(13,313,195)

	378,635	378,406
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2010 and December 31, 2009, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	67,794,138	67,771,448
Cumulative cash distributions	(90,332,012)	(90,332,012)

	20,022,035	19,999,345

Total Partners' capital	20,400,670	20,377,751

Total liabilities and Partners' capital	$20,616,578	20,686,824

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2010 and 2009

(unaudited)

	2010	2009
Revenues:
Rental income (Note 4)	39,271	28,893
Other operating income	71,000	208,463

Total revenues	110,271	237,356

Expenses:
Professional services to affiliates	22,584	19,931
Professional services to non-affiliates	33,810	38,290
General and administrative expenses to affiliates	4,842	2,580
General and administrative expenses to non-affiliates	11,358	6,721
Marketing expenses to affiliates	2,616	4,664
Land operating expenses to affiliates	5,804	5,585
Land operating expenses to non-affiliates	16,464	127,583

Total expenses	97,478	205,354

Operating income	12,793	32,002

Interest income	6,926	1,197
Other income	3,200	4,400

Net income	$22,919	37,599

Net income allocated to:
General Partner	$229	376
Limited Partners	22,690	37,223

Net income	$22,919	37,599

Net income allocated to the one General Partner Unit	$229	376

Net income per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2010 and 2009)	$.45	.74

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$22,919	37,599
Adjustments to reconcile net income to net cash used in operating activities:
Changes in assets and liabilities:
Accounts and accrued interest receivable	-	(13,278)
Accounts payable	(143,830)	(266,181)
Accrued real estate taxes	10,477	13,073
Due to affiliates	(6,064)	(3,807)
Unearned income	46,252	15,890

Net cash used in operating activities	(70,246)	(216,704)

Cash flows from investing activities:
Additions to investment properties	-	(75,374)

Net cash used in investing activities	-	(75,374)

Cash flows from financing activities:
Distributions	-	(1,178)

Net cash used in financing activities	-	(1,178)

Net decrease in cash and cash equivalents	(70,246)	(293,256)
Cash and cash equivalents at beginning of period	2,336,902	4,137,034

Cash and cash equivalents at end of period	$2,266,656	3,843,778

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2010

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2009, which are included in the Partnership's 2009 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration under the Securities Act of 1933.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of March 31, 2010, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership’s escrow agent holds earnest money deposits from a prospective purchaser when an agreement for sale is executed. Generally, these funds are not the Partnership’s until the closing has occurred or the buyer under the sale agreement has committed a default which would entitle the Partnership to the earnest money.

The Partnership uses the area method of allocation, which approximates the relative sales method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

 (2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $27,426 and $22,511 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $26,472 and $23,086 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $2,616 and $4,664 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $650 and $2,100 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed property upgrades, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $2,223 and $3,489 have been incurred for the three months ended March 31, 2010 and 2009, respectively. Such costs are included in investment properties, of which $600 and $3,000 was unpaid as of March 31, 2010 and December 31, 2009, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $5,804 and $5,585 for the three months ended March 31, 2010 and 2009, respectively, and are included in land operating expenses to affiliates, of which $2,400 and $8,000 was unpaid as of March 31, 2010 and December 31, 2009, respectively. The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

 (3) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,384,827	2,244,000	-
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000) (36.1262)	Var 2008 Var 2009

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	531,167	-	2,051,030	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,750	1,909,034	1,924,691	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,621,483	1,054,000	-
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	9,244,636	1,250,469	9,788,108	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/10	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	-	922,606	-

				$38,810,025	2,504,276	41,314,301	47,217,408	70,181,787	18,349,922	-

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the quarter ended March 31, 2010, the partnership had recorded no such impairment. For the year ended December 31, 2009, the Partnership recorded a $1,397,000 impairment loss on land relating to Parcel 3/27 and Parcel 18. Due to the continuing troubled real estate market, the declining economy, the reduction in new construction home starts, and the decrease in new home and lot prices, the remaining cost of Parcel 3/27 and Parcel 18 exceeded the estimated sales proceeds on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining cost of Parcel 3/27 and Parcel 18 to the estimated sales proceeds. As of March 31, 2010, the total accumulated gain on sale recorded, net of the impairment losses, for Parcel 18 was approximately $2,200,000 and for Parcel 3/27, the total accumulated gain recorded, net of the impairment losses, was approximately $10,700,000.

(e)

Reconciliation of investment properties owned:

	March 31,	December 31,
	2010	2009

Balance at January 1,	$18,349,922	18,794,007
Additions during period	-	952,915
Impairment loss on land	-	(1,397,000)

Balance at end of period	$18,349,922	18,349,922

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2010, the Partnership had farm leases of generally one year in duration, for approximately 720 acres of the approximately 967 acres owned.

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership recorded a deferred gain on these sales. The deferred gain was recognized over the life of the related mortgage loan receivable as principal payments were received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	03/31/10	12/31/09	03/31/10	03/31/10
5 & 19	07/01/11	6.00%	$8,918,412	8,918,412	-	-

Less allowance for doubtful accounts			8,918,412	8,918,412	-	-

			$-	-	-	-

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2009, the Partnership received $2,400 in principal payments, bringing the total amount of principal paid since loan inception to $8,581,589 and interest paid since loan inception to $5,449,637. During the first quarter of 2008, the homebuilder who is the borrower under the mortgage loan notified the Partnership that they were experiencing a slowdown in sales contracts for new homes. The Partnership agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, the Partnership determined that the full collectibility of the mortgage receivable was doubtful. As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage receivable was recorded against bad debt expense resulting in bad debt expense of $1,626,244 for the year ended December 31, 2008.

During the third quarter of 2009, based on the available information, the Partnership determined that the collectibility of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a construction loan held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. Since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the construction loan, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2010

(unaudited)

Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, the Partnership determined that the collectibility of the interest is also doubtful. Since the Partnership has only received minimal payments from the borrower since January 2008, the Partnership is not accruing interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage receivable and the related interest.

(6) Subsequent Events

On or about April 8, 2010, we received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of such improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. Subsequently, on April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balances of the outstanding bonds and related fees are approximately $4.3 million. At this time, it is not possible to determine what if any liability will be asserted against the Partnership or the materiality of any outcome.

The Partnership has evaluated all activity through the date these financial statements were issued and determined that all subsequent events which have occurred that would require recognition in the financial statements or notes to the financial statements have been disclosed.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and the mortgage loan receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  For the quarter ended March 31, 2010, we have not recorded any such impairment. For the year ended December 31, 2009, we recorded an impairment loss of $1,397,000 in regards to Parcel 3/27 and Parcel 18. Subsequent costs incurred above the estimated fair value for Parcel 3/27 and Parcel 18 and for any other parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  As of March 31, 2010, we have evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 is needed.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of March 31, 2010, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of March 31, 2010, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,563 acres of the approximately 4,530 acres originally owned. As of March 31, 2010, cumulative distributions have totaled $90,332,012 to the limited partners (which exceeds the original capital) and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of March 31, 2010, we have used $47,217,408 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of

March 31, 2010, we own, in whole or in part, seven parcels, consisting of approximately 967 acres, of which 720 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance.

At March 31, 2010, we had cash and cash equivalents of $2,266,656 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2010 and 2009, respectively, there were no land sales. During 2009, required land conveyances were finalized for Parcel 3/27 to the Kendall County Forest Preserve.  Other conveyances include the subdivision roadways to the Village of Montgomery. After the conveyances, Parcel 3/27 remaining acreage totals 15.6758 acres which represents the sixty-six remaining improved residential lots and approximately three acres of park land which will be conveyed to the park district as required upon acceptance of the improvements. We are progressing in our negotiations with a homebuilder for the sale of the remaining sixty-six improved residential lots. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. Parcel 3/27 has been zoned and planned for commercial and residential use. The commercial portions have been sold and two third-party builders had entered into contracts for the residential portions of this parcel. Undistributed net sales proceeds will be used to fund our operations, including property upgrades. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. The townhome portion was sold in a single transaction to a third party purchaser. The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder. The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the builders who had contracts for the remaining residential lots of Parcel 3/27 and Parcel 18 did not fulfill their take-out obligation for the balance of the residential lots. Pursuant to the terms of the contracts, the builders were given the required notice of default and an opportunity to cure such default within a specified period of time. The cure period expired January 11, 2009, the builders' right to purchase lots under the contracts was terminated, and the earnest money deposits held in escrow of $208,463 were remitted to us in 2009 and are included in other operating income.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $27,426 and $22,511 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $26,472 and $23,086 was unpaid as of March 31, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $2,616 and $4,664 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2010 and 2009, respectively, of which $650 and $2,100 was unpaid at March 31, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed property upgrades, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $2,223 and $3,489 have been incurred for the three months ended March 31, 2010 and 2009, respectively. Such costs are included in investment properties, of which $600 and $3,000 was unpaid as of March 31, 2010 and December 31, 2009, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $5,804 and $5,585 for the three months ended March 31, 2010 and 2009, respectively, and is included in land operating expenses to affiliates, of which $2,400 and $8,000 was unpaid as of March 31, 2010 and December 31, 2009, respectively. The affiliate did not recognize a profit on any project.

Results of Operations

There were no land sales for the three months ended March 31, 2010 and 2009. The lack of sales activity for the three months ended March 31, 2010 and 2009 is the result of the depressed real estate market, the slow down in the sales of vacant land and residential lots and the troubled financial markets.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the borrower under the mortgage loan notified us that they were experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectibility of the mortgage receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense during 2008. During the nine months ended September 30, 2009, we received principal payments totaling $2,400 and recognized deferred gain of $1,405. During the third quarter of 2009, based on the available information, we determined that the collectibility of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a construction loan held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. Since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the construction loan, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, we determined that the collectibility of the interest is doubtful. Since we have only received minimal payments from the borrower since January 2008, we are not accruing interest on the financial statements. We will continue to monitor the activity associated with the mortgage receivable and the related interest.

As of March 31, 2010, we owned seven parcels of land consisting of approximately 967 acres. Of the approximately 967 acres owned, 720 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $39,271 and $28,893 for the three months ended March 31, 2010 and 2009, respectively. Rental income increased due to an increase in the farm rental rates.

Other operating income was $71,000 and $208,463 for the three months ended March 31, 2010 and 2009, respectively. During the first quarter of 2010, we received a $71,000 reimbursement from an unused development cost escrow in regards to a previously sold parcel. During the first quarter of 2009, we received $208,463 in earnest money deposits held in escrow, as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18.

Professional services to affiliates were $22,584 and $19,931 for the three months ended March 31, 2010 and 2009, respectively. Professional services to affiliates increased due to an increase in legal and accounting fees.  Professional services to non-affiliates were $33,810 and $38,290 for the three months ended March 31, 2010 and 2009, respectively. Professional services to non-affiliates decreased in 2010 due to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $16,200 and $9,301 for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to the first time fee incurred for a farm management company. The company is experienced in modern farm management and in negotiating cash farm leases to achieve the maximum farm income possible.

Marketing expenses to affiliates were $2,616 and $4,664 for the three months ended March 31, 2010 and 2009, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. Marketing expenses decreased in response to the slowdown in real estate sales.

Land operating expenses to affiliates and non-affiliates were $22,268 and $133,168 for the three months ended March 31, 2010 and 2009, respectively. These costs primarily include real estate tax expense, ground maintenance expense, the Partnership’s proportionate share of the homeowners association fees, and insurance expense on the parcels owned. The decrease in 2010 is due primarily to a decrease in grounds maintenance expenses for Parcels 3/27 and 18. During 2009 there were additional expenses necessary in order to remain in compliance with municipal codes regarding erosion control and landscaping requirements on the remaining unsold residential lots of parcels 3/27 and 18. In addition, the Village of Montgomery has accepted the public improvements for the residential subdivision associated with Parcel 3/27 and consequently the homeowners association assessments have decreased significantly for 2010.

Interest income was $6,926 and $1,197 for the three months ended March 31, 2010 and 2009, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. During the first quarter of 2009, cash was invested in commercial paper while during the first quarter of 2010, cash was invested in a money market account earning higher interest rates.

Other income was $3,200 and $4,400 for the three months ended March 31, 2010 and 2009, respectively. The decrease in 2010 is due to less transfer fee income as a result of a reduced number of completed transfers.

Subsequent Events

On or about April 8, 2010, we received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of such improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il.  Subsequently, on April 22, 2010, we received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, we are estimating that the maximum balances of the outstanding bonds and related fees are approximately $4.3 million.  At this time, it is not possible to determine what if any liability will be asserted against the Partnership or the materiality of any outcome.

The Partnership has evaluated all activity through the date these financial statements were issued and determined that all subsequent events which have occurred that would require recognition in the financial statements or notes to the financial statements have been disclosed.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of partnership units that may be transferred/assigned directly between parties during 2010. Therefore, we may authorize additional sales of partnership units directly between parties during 2010 until the maximum threshold is reached. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that additional partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply in this particular instance, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2009, there were no withholdings required. Payment of the required withholding amount for the taxable year ending December 31, 2008 of $1,167 was made to the Illinois Department of Revenue during March 2009. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. During March 2010 and 2009, respectively, we paid $0 and $11 to the Internal Revenue Service on the behalf of foreign partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. The Partnership’s subsidiary has appeared and filed a Motion to Dismiss on November 10, 2009. On December 10, 2009, Ryan filed its Response to the Motion to Dismiss. The Motion was set for hearing January 22, 2010. On January 22, 2010 the Court heard the arguments of counsel and denied the Motion to Dismiss.  The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to August 12, 2010 for status. Also, Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit, beginning with its pursuit of a Motion to Dismiss.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of March 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. The Partnership’s subsidiary has appeared and filed a Motion to Dismiss on November 10, 2009. On December 10, 2009, Ryan filed its Response to the Motion to Dismiss. The Motion was set for hearing January 22, 2010. On January 22, 2010 the Court heard the arguments of counsel and denied the Motion to Dismiss.  The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to August 12, 2010 for status. Also, Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit, beginning with its pursuit of a Motion to Dismiss.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	April 30, 2010

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	April 30, 2010

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	April 30, 2010