Form 10-Q
period 2010-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2010-11-04
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2010 and December 31, 2009

(unaudited)

Assets

	2010	2009
Current assets:
Cash and cash equivalents (Note 1)	$2,249,575	2,336,902
Accounts receivable	36,583	-

Total current assets	2,286,158	2,336,902

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 at September 30, 2010 and December 31, 2009) (Note 5)	-	-
Investment properties, at cost (including acquisition fees paid to affiliates of $366,275 and $369,560 at September 30, 2010 and December 31, 2009, respectively) (Note 3):
Land and improvements	18,153,033	18,349,922

Total assets	$20,439,191	20,686,824

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

September 30, 2010 and December 31, 2009

(unaudited)

Liabilities and Partners' Capital

	2010	2009

Current liabilities:
Accounts payable	$58,121	232,423
Accrued real estate taxes	26,455	40,464
Due to affiliates (Note 2)	22,154	36,186
Unearned income	2,962	-

Total current liabilities	109,692	309,073

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,690,665	13,691,101
Cumulative cash distributions	(13,313,195)	(13,313,195)

	377,970	378,406
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2010 and December 31, 2009, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	67,723,632	67,771,448
Cumulative cash distributions	(90,332,012)	(90,332,012)

	19,951,529	19,999,345

Total Partners' capital	20,329,499	20,377,751

Total liabilities and Partners' capital	$20,439,191	20,686,824

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Sale of investment properties (Notes 1 and 3)	$-	-	301,321	-
Deferred gain recognized (Note 5)	-	-	-	1,405
Rental income (Note 4)	40,151	29,116	119,144	87,348
Other operating income	-	11,650	71,000	220,113

Total revenues	40,151	40,766	491,465	308,866

Expenses:
Cost of investment properties sold	-	-	306,000	-
Professional services to affiliates	13,249	21,135	69,916	58,529
Professional services to non-affiliates	9,680	13,634	50,317	58,959
General and administrative expenses to affiliates	2,972	3,196	13,999	9,712
General and administrative expenses to non- affiliates	2,747	6,047	24,982	26,938
Marketing expenses to affiliates	4,281	6,315	9,401	14,744
Marketing expenses to non-affiliates	-	3,949	-	5,511
Land operating expenses to affiliates	9,304	11,492	21,970	28,667
Land operating expenses to non-affiliates	47,226	186,537	75,456	532,848
Bad debt expense	-	2,082,158	-	2,082,158

Total expenses	89,459	2,334,463	572,041	2,818,066

Operating loss	(49,308)	(2,293,697)	(80,576)	(2,509,200)

Interest income	7,079	-	20,981	1,997
Other income	4,105	5,425	11,343	14,425

Net loss	$(38,124)	(2,288,272)	(48,252)	(2,492,778)

Net loss allocated to:
General Partner	$(335)	(2,061)	(436)	(4,120)
Limited Partners	(37,789)	(2,286,211)	(47,816)	(2,488,658)

Net loss	$(38,124)	(2,288,272)	(48,252)	(2,492,778)

Net loss allocated to the one General Partner Unit	$(335)	(2,061)	(436)	(4,120)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2010 and 2009)	$(.75)	(45.66)	(.96)	(49.71)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(48,252)	(2,492,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	2,082,158
Loss on sale of investment properties	4,679	-
Recognition of deferred gain on sale of investment properties	-	(1,405)
Changes in assets and liabilities:
Accounts receivable	(36,583)	(15,623)
Other current assets	-	3,342
Accounts payable	(174,302)	(215,177)
Accrued real estate taxes	(14,009)	(16,883)
Due to affiliates	(14,032)	(3,925)
Unearned income	2,962	13,554

Net cash used in operating activities	(279,537)	(646,737)

Cash flows from investing activities:
Payments on mortgage loans receivable	-	2,400
Additions to investment properties	(109,111)	(876,382)
Proceeds from sale of investment properties	301,321	-

Net cash provided by (used in) investing activities	192,210	(873,982)

Cash flows from financing activities:
Distributions	-	(1,178)

Net cash used in financing activities	-	(1,178)

Net decrease in cash and cash equivalents	(87,327)	(1,521,897)
Cash and cash equivalents at beginning of period	2,336,902	4,137,034

Cash and cash equivalents at end of period	$2,249,575	2,615,137

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2010

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner's capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. As of September 30, 2010, the Partnership has repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2009 financial statements to conform with the 2010 presentation.

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institutions’ non-performance.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

 (2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $83,915 and $68,241 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $17,474 and $23,086 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $9,401 and $14,744 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $1,000 and $2,100 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $8,884 and $15,837 have been incurred for the nine months ended September 30, 2010 and 2009, respectively. Such costs are included in investment properties, of which $1,380 and $3,000 was unpaid at September 30, 2010 and December 31, 2009, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $21,970 and $28,667 for the nine months ended September 30, 2010 and 2009, respectively, and are included in land operating expenses to affiliates, of which $2,300 and $8,000 was unpaid at September 30, 2010 and December 31, 2009, respectively. The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

 (3) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Loss
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	(4,679)
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7100)	06/25/10

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	532,601	-	2,052,464	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,924	1,909,034	1,924,865	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Loss
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Loss
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,621,483	1,054,000	-
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	9,352,139	1,250,469	9,895,611	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,831	5,556,530	365,487	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Loss
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	09/30/10	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26 (d)	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	-	922,606	-

				$38,810,025	2,504,276	41,314,301	47,326,519	70,487,787	18,153,033	(4,679)

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the nine months ended September 30, 2010, the Partnership had recorded no such impairment. For the year ended December 31, 2009, the Partnership recorded a $1,397,000 impairment loss on land relating to Parcel 3/27 and Parcel 18. Due to the continuing troubled real estate market, the declining economy, the reduction in new construction home starts, and the decrease in new home and lot prices, the remaining cost of Parcel 3/27 and Parcel 18 exceeded the estimated sales proceeds on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining cost of Parcel 3/27 and Parcel 18 to the estimated sales proceeds. As of September 30, 2010, the total accumulated gain on sale recorded, net of the impairment losses, for Parcel 18 was approximately $2,200,000 and for Parcel 3/27, the total accumulated gain recorded, net of the impairment losses, was approximately $10,700,000.

(e)

Reconciliation of investment properties owned:

	September 30,	December 31,
	2010	2009

Balance at January 1,	$18,349,922	18,794,007
Additions during period	109,111	952,915
Sales during period	(306,000)	-
Impairment loss on land	-	(1,397,000)

Balance at end of period	$18,153,033	18,349,922

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2010, the Partnership had farm leases of generally one year in duration, for approximately 720 acres of the approximately 965 acres owned.

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership had recorded a deferred gain on these sales.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	09/30/10	12/31/09	09/30/10	09/30/10
5 & 19	07/01/11	6.00%	$8,918,412	8,918,412	-	-

Less allowance for doubtful accounts			8,918,412	8,918,412	-	-

			$-	-	-	-

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2009, the Partnership received $2,400 in principal payments, bringing the total amount of principal paid since loan inception to $8,581,588 and interest paid since loan inception to $5,449,637. During the first quarter of 2008, the homebuilder who is the borrower under the mortgage loan notified the Partnership that it was experiencing a slowdown in sales contracts for new homes. The Partnership agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, the Partnership determined that the full collectability of the mortgage receivable was doubtful. As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage receivable which was recorded against bad debt expense during 2008.

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. The Partnership filed an answer and counterclaim to the complaint to preserve its interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010.  The case has been continued until November 30, 2010.  Since it is unlikely that the remaining value of the property secured by the mortgage loan receivable is in excess of the remaining balance due under the first mortgage, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the remaining deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2010

(unaudited)

January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership has only received minimal payments from the borrower since January 2008, the Partnership is not accruing interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage receivable and the related interest.

(6) Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, the Partnership’s wholly-owned subsidiary that owns that property. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to December 3, 2010 for status.  Ryan has not yet pursued the case beyond the pleadings stage and is preparing to submit a proposal to the Partnership of how to resolve the case.  Also, Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit. Recently Woodstock has informally permitted Ryan to complete several properties which had been the subject of the stop work order.

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million. The Partnership has met with a representative of the bonding companies who has requested a complete list of the remaining improvements being requested by the Village of Elburn.  At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

(7) Subsequent Events

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the nine months ended September 30, 2010, we have not recorded any such impairment. For the year ended December 31, 2009, we recorded an impairment loss of $1,397,000 relating to Parcel 3/27 and Parcel 18. Subsequent costs incurred above the estimated fair value for Parcel 3/27 and Parcel 18 and for any other parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation – Generally, we use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to determine whether the carrying value of each mortgage loan receivable is recoverable from the borrower. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management's judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable. As of December 31, 2009, we evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 for the remaining principal was needed.  As of September 30, 2010, the mortgage loan receivable has been fully reserved.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of September 30, 2010, we have not classified any properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). As of September 30, 2010, we have had multiple sales and exchange transactions through which we have disposed of the buildings and approximately 3,565 acres of the approximately 4,530 acres originally owned. As of September 30, 2010, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170 and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of September 30, 2010, we have used $47,326,519 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2010, we own, in whole or in part, seven parcels, consisting of approximately 965 acres, of which 720 are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expenses.

At September 30, 2010, we had cash and cash equivalents of $2,249,575 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27.  Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. Currently a third-party builder has entered into a contract for the residential portions of this parcel.

While we anticipate future additional sales of the remaining acreage of Parcel 3/27 through 2012, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including land improvements. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. The townhome portion was sold in a single transaction to a third party purchaser. The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder. The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the original builders who had contracts for the residential lots of Parcel 3/27 and Parcel 18 did not fulfill their take-out obligations for the residential lots.  Pursuant to the terms of the contracts, the builders were given the required notice of default and an opportunity to cure such default within a specified period of time. The cure period expired January 11, 2009, the builders' right to purchase lots under the contracts was terminated, and the earnest money deposits held in escrow of $208,463 were remitted to us in 2009 and are included in other operating income in 2009.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $83,915 and $68,241 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $17,474 and $23,086 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $9,401 and $14,744 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2010 and 2009, respectively, of which $1,000 and $2,100 was unpaid at September 30, 2010 and December 31, 2009, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $8,884 and $15,837 have been incurred for the nine months ended September 30, 2010 and 2009, respectively. Such costs are included in investment properties, of which $1,380 and $3,000 was unpaid at September 30, 2010 and December 31, 2009, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $21,970 and $28,667 for the nine months ended September 30, 2010 and 2009, respectively, and is included in land operating expenses to affiliates, of which $2,300 and $8,000 was unpaid at September 30, 2010 and December 31, 2009, respectively. The affiliate did not recognize a profit on any project.

Results of Operations

Income from the sale of investment properties of $301,321 and related cost of investment properties sold of $306,000 for the nine months ended September 30, 2010 is the result of the sale of nine improved lots which equates to approximately 1.7 acres of Parcel 3/27. There were no land sales for the nine months ended September 30, 2009 due to the depressed real estate market, the slowdown in the sales of vacant and residential lots and the troubled financial markets.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the borrower under the mortgage loan notified us that it was experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectability of the mortgage receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense during 2008. During the nine months ended September 30, 2009, we received principal payments totaling $2,400 and recognized deferred gain of $1,405. During the third quarter of 2009, based on the available information, we determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010.  The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010.  The case has been continued until November 30, 2010.  Since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the first mortgage, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, we determined that the collectability of the interest is doubtful. Since we have only received minimal payments from the borrower since January 2008, we are not accruing interest on the financial statements. We will continue to monitor the activity associated with the mortgage receivable and the related interest.

As of September 30, 2010, we owned seven parcels of land consisting of approximately 965 acres. Of the approximately 965 acres owned, 720 acres are leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $119,144 and $87,348 for the nine months ended September 30, 2010 and 2009, respectively. Rental income increased due to an increase in the farm rental rates.

Other operating income was $71,000 and $220,113 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we received a $71,000 reimbursement from an unused development cost escrow related to a previously sold parcel. During the nine months ended September 30, 2009, we received $208,463 in earnest money deposits held in escrow, as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18.

Professional services to affiliates and non-affiliates were $120,233 and $117,488 for the nine months ended September 30, 2010 and 2009, respectively. Professional services include primarily fees paid for legal and accounting services. For the nine months ended September 30, 2010, professional services increased primarily due to an increase in legal fees. The increase in legal services is due to the foreclosure proceedings related to the mortgage receivable, the Parcel 18 William Ryan homebuilder suit, and the legal matter related to the subdivision bonds for Parcels 5 and 19.  See Item 1 of Part II of this report for further information.

General and administrative expenses to affiliates and non-affiliates were $38,981 and $36,650 for the nine months ended September 30, 2010 and 2009, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to an increase in data processing costs and the first time fee incurred for a farm management company. The farm management company is experienced in modern farm management and in negotiating cash farm leases to achieve the maximum farm income possible.

Marketing expenses to affiliates and non-affiliates were $9,401 and $20,255 for the nine months ended September 30, 2010 and 2009, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease for 2010 is due to less advertising costs and less marketing fees as a response to the continued slowdown in real estate sales.

Land operating expenses to affiliates and non-affiliates were $97,426 and $561,515 for the nine months ended September 30, 2010 and 2009, respectively. These costs primarily include real estate tax expense, ground maintenance expense, the Partnership’s proportionate share of the homeowners association fees, and insurance expense on the parcels owned. The decrease in 2010 is due primarily to a decrease in grounds maintenance expenses for Parcels 3/27 and 18. During 2009 there were additional expenses necessary in order to remain in compliance with municipal codes regarding erosion control and landscaping requirements on the remaining unsold residential lots of Parcels 3/27 and 18. In addition, the Village of Montgomery has accepted the public improvements for the residential subdivision associated with Parcel 3/27 and consequently the homeowners association assessments have decreased significantly for 2010.

Interest income was $20,981 and $1,997 for the nine months ended September 30, 2010 and 2009, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. During the nine months ended September 30, 2009, cash was invested in commercial paper while during the nine months ended September 30, 2010, cash was invested in a money market account earning higher interest rates.

Other income was $11,343 and $14,425 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in 2010 is due to less transfer fee income as a result of a reduced number of completed transfers.

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

The Illinois Department of Revenue has finalized regulations in regards to new Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2009, there were no withholdings required. Payment of the required withholding amount for the taxable year ending December 31, 2008 of $1,167 was made to the Illinois Department of Revenue during March 2009. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ending September 30, 2010 and 2009, respectively, we paid $0 and $11 to the Internal Revenue Service on the behalf of foreign partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to December 3, 2010 for status.  Ryan has not yet pursued the case beyond the pleadings stage and is preparing to submit a proposal to the Partnership of how to resolve the case. Also, Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit.  Recently Woodstock has informally permitted Ryan to complete several properties which had been the subject of the stop work order.

On or about April 8, 2010, we received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million. We have met with a representative of the bonding companies who has requested a complete list of the remaining improvements being requested by the Village of Elburn.  At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of September 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to the Securities and Exchange Commission rules that permit us to provide only management's report in this quarterly report.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to December 3, 2010 for status. Ryan has not yet pursued the case beyond the pleadings stage and is preparing to submit a proposal to the Partnership of how to resolve the case. Also, Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The General Partner believes that the claims against the Partnership’s subsidiary are without merit and intends to vigorously defend the suit. Recently Woodstock has informally permitted Ryan to complete several properties which had been the subject of the stop work order.

On or about April 8, 2010, we received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million. We have met with a representative of the bonding companies who has requested a complete list of remaining improvements being requested by the Village of Elburn.  At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Principal Executive Officer
Date:	November 4, 2010

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	November 4, 2010

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 4, 2010