Form 10-K
period 2010-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2011-03-09
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL 60523

(Address of principal executive offices)(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1.	Business

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2010, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, 27 parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2010, we have had multiple sales transactions, disposing of approximately 3,568 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27. We have retained the net sales proceeds to support our continuing operations. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. A third-party builder has entered into a contract for the residential portions of this parcel. While we anticipate additional sales of the remaining acreage of Parcel 3/27 through 2012, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. If sales occur net sales proceeds will be used to fund our current and future operations, including land improvements. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. The townhome portion was sold in a single transaction to a third party purchaser. The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder. The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the builders who had contracts for the remaining residential lots of Parcels 3/27 and 18 did not fulfill their take-out obligation for the balance of the residential lots. Pursuant to the terms of the contracts, the builders were given the required notice of default and an opportunity to cure such default within a specified period of time. The cure period expired January 11, 2009, the builders’ right to purchase lots under the contracts was terminated, and the earnest money deposits held in escrow of $208,463 were remitted to us in 2009 and are included in other operating income in 2009.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance and real estate taxes. Our remaining land is not encumbered by mortgage debt and is located in areas that we believe are in the paths of future development.

We had no employees during 2010. Accordingly, we hired no compensation consultants.

Our general partner and its affiliates provide services to us. Our general partner and its affiliates are reimbursed for salaries and expenses of employees of the general partner and its affiliates relating to the administration of the partnership. An affiliate of the general partner performs marketing and advertising services for us and is reimbursed for direct costs. An affiliate of the general partner performs land improvements, rezoning, annexation and other activities to prepare our parcels for sale and is reimbursed for salaries and direct costs.

Access to Our Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Real Estate Market

Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots, as developers continue to dispose of excess inventories and have difficulty in obtaining financing for new projects. Therefore, it could take some time for these current trends to improve which could result in an even longer holding period than previously estimated.

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We will conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities. There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes local residents oppose our efforts. Sometimes local authorities require us to spend funds to facilitate future development of the land as a condition of rezoning. There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

In addition, the value of our land is affected by the drainage pattern of such land and the surrounding area, the susceptibility of such land to flooding and the possibility that such land might be classified as “wetlands” by a government agency, thereby inhibiting or precluding development of the parcel.

Nature of Farm Leases and Limited Current Income. With the exception of limited amounts of cash which may be generated from leasing the land as farmland or for other revenue-producing activities, pre-development land does not generate current income. Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes). At the same time, our farm rental revenue is subject to a farm tenant’s ability to pay the contracted rent, which depends on circumstances such as fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

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

Transfer Limit. In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2010. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service,” we understand that limited partnership units may be transferred or assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service”, please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Federal Income Tax Aspects

Potential Receipt of UBTI. The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of parcels to constitute unrelated business taxable income (“UBTI”) and affect limited partners that are tax-exempt entities.

Item 1(B).	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We acquired fee ownership of the following real property investments:

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 1, McHenry County, Illinois	372.7590	—	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	—	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3/27, Kendall County, Illinois	120.8170	10.8328	11/06/90
	83.525		03/11/93
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)
	(74.7000		sold various 2006)
	(36.85		sold various 2007)
	(6.6000		sold various 2008)
	(36.1262		conveyed 2009)
	(1.723		sold 06/25/10)
	(3.12		conveyed 12/28/10)

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	—	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	—	04/16/91
	(.2580		sold 10/01/94)
	(57.0765		sold 03/22/07)

Parcel 7, McHenry County, Illinois	56.7094	—	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.0000		sold 01/23/01)
	(80.0000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	—	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	—	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	—	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	—	08/20/91
	(44.7320		*09/16/02)

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 13, Will County, Illinois	6.3420	—	09/23/91
	(6.3420		sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	—	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	—	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	—	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	—	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	19.4600	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)
	(62.0200		sold various 2006)
	(12.8800		sold various 2007)
	(2.2400		sold various 2008)

Parcel 19, Kane County, Illinois	436.2360	—	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	371.9910	01/31/92
	(21.1380		sold 06/30/99)
	(7.0000		conveyed 2008)

Parcel 21, Kendall County, Illinois	15.0130	—	05/26/92
	(1.0000		sold 03/16/99)
	(14.0130		sold 09/06/06)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)
	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	—	10/30/92
	(.2676		sold 03/16/93)
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	—	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	—	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	—	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

*	On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2010, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3.	Legal Proceedings

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to March 14, 2011 for status, however, on February 23, 2011, Ryan and the Partnership’s subsidiary entered into a Settlement Agreement regarding this matter. Pursuant to such Settlement Agreement, on March 2, 2011, the Partnership paid Ryan approximately $34,000 and in return received one lot (comprised of .219 acres) of Parcel 18.

On or about April 8, 2010, we received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million; however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. We have met with a representative of the bonding companies who has requested a complete list of remaining improvements being requested by the Village of Elburn. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Item 4.	RESERVED

Part II

Item 5.	Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 8, 2011, there were 4,183 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

For the years ended December 31, 2010 and 2009, we paid the following distribution to the Illinois Department of Revenue on behalf of the nonresident partners in order to comply with the Illinois income tax withholding requirements for nonresident partners:

Distribution to:	2010	2009
General partner	$—	—
Limited partners	—	1,178

Total	$—	1,178

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward looking statements. These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local “no growth” or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties and mortgage loans receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2010, we have not recorded any such impairment. For the year ended December 31, 2009, we recorded an impairment loss of $1,397,000 in regards to Parcel 3/27 and Parcel 18. Subsequent costs incurred above the estimated fair value for Parcels 3/27 and 18 and for any other parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation - We use the area method of cost allocation, which approximates the relative sales method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to determine whether the carrying value of each mortgage loan receivable is recoverable from the obligor. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management’s continuous process of analyzing each mortgage loan receivable. During 2009, the partnership evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 for the remaining principal was needed. As of December 31, 2010, the mortgage loan receivable remains fully reserved.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2010, we have not classified any properties as held for sale.

Liquidity and Capital Resources

On October 25, 1989, we commenced an offering of 30,000 (subject to increase to 60,000) limited partnership units or units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, with total sales of 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500. All of the holders of these units were admitted to the partnership. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2010, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 3,568 acres of the approximately 4,530 acres originally owned. Through December 31, 2010, cumulative distributions have totaled $90,332,012 to the limited partners which is equivalent to 179% of the original capital raised which was $50,476,170 and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. Through December 31, 2010, we have used $47,329,256 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2010, we own, in whole or in part, seven parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense. We continue to market the remaining acres for sale.

At December 31, 2010, we had cash and cash equivalents of $2,119,222 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27. During the fourth quarter of 2010, three acres of park land were conveyed to the Fox Valley Park district which was required upon the acceptance of the improvements for Parcel 3/27. During the fourth quarter of 2009, required land conveyances were finalized for Parcel 3/27 to the Kendall County Forest Preserve. Other prior conveyances include the subdivision roadways to the Village of Montgomery. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. Currently a third-party builder has entered into a contract for the residential portions of this parcel. While we anticipate future additional sales of the remaining acreage of Parcel 3/27 through 2012, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including land improvements. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. The townhome portion was sold in a single transaction to a third party purchaser. The residential lots and duplex lots were under separate contract on a take-out basis with a single third-party builder. The builder has fulfilled its obligations for the duplex lots pursuant to the terms of the contract.

Due to the severe slow down in new home starts and the abundance of competing inventory within these communities, the builders who had contracts for the remaining residential lots of Parcels 3/27 and 18 did not fulfill their take-out obligation for the balance of the residential lots. Pursuant to the terms of the contracts, the builders were given the required notice of default and an opportunity to cure such default within a specified period of time. The cure period expired January 11, 2009, the builders’ right to purchase lots under the contracts was terminated, and the earnest money deposits held in escrow of $208,463 were remitted to us in 2009 and are included in other operating income in 2009.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. Currently, the depressed real estate market, coupled with the troubled financial markets, continue to adversely impact sales activity, especially sales of vacant land and residential lots. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $93,624 and $97,623 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $8,780 and $23,086 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $10,966 and $21,484 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $1,286 and $2,100 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. For the years ended December 31, 2010 and 2009, we incurred $9,746 and $20,232, respectively, of such costs. Such costs are included in investment properties, of which $2,241 and $3,000 was unpaid as of December 31, 2010 and 2009, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $27,004 and $43,982 for the years ended December 31, 2010 and 2009, respectively, and is included in land operating expenses to affiliates, of which $7,333 and $8,000 was unpaid as of December 31, 2010 and 2009, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2010 and 2009, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

During the year ended December 31, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27. During the fourth quarter of 2010, three acres of park land were conveyed to the Fox Valley Park district which was required upon the acceptance of the improvements for Parcel 3/27. During the fourth quarter of 2009, required land conveyances were finalized for Parcel 3/27 to the Kendall County Forest Preserve. Other prior conveyances include the subdivision roadways to the Village of Montgomery. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. Currently a third-party builder has entered into a contract for the residential portions of this parcel. While we anticipate future additional sales of the remaining acreage of Parcel 3/27 through 2012, there can be no assurance that any sales will be completed or that a distribution will be made to the limited partners. Undistributed net sales proceeds will be used to fund our operations, including land improvements. We will evaluate our cash needs throughout the year to determine any future distributions.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the borrower under the mortgage loan notified us that it was experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectability of the mortgage receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage receivable was also reserved and recorded against bad debt expense during 2008. During the nine months ended September 30, 2009, we received principal payments totaling $2,400 and recognized deferred gain of $1,405. During the third quarter of 2009, based on the available information, we determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010. The case has been continued until March 16, 2011. Since it is unlikely that the remaining value of the property secured by the mortgage receivable is in excess of the remaining balance due under the first mortgage, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, we determined that the collectability of the interest is doubtful. Since we have only received minimal payments from the borrower since January 2008, we are not accruing interest on the financial statements. We will continue to monitor the activity associated with the mortgage receivable and the related interest.

As of December 31, 2010, we owned seven parcels of land consisting of approximately 962 acres. Of the approximately 962 acres owned, 721 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $159,455 and $116,785 for the years ended December 31, 2010 and 2009, respectively. The rental income for 2010 increased due to an increase in farm rental rates as a result of engaging the services of a company experienced in modern farm management and negotiating cash farm leases in an effort to achieve the maximum farm income possible. The 2011 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2011.

Other operating income was $71,000 and $220,113 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we received a $71,000 reimbursement from an unused development cost escrow related to a previously sold parcel. During the year ended December 31, 2009, we received $208,463 in earnest money deposits held in escrow, as a result of the default on the three separate contracts with the builders for Parcels 3/27 and 18.

Professional services to affiliates and non-affiliates were $166,864 and $165,365 for the years ended December 31, 2010 and 2009, respectively. Professional services include primarily fees paid for legal and accounting services. The legal fees for 2010 and 2009 include fees related to the on-going legal matters for the foreclosure proceedings related to the installment note discussed above, the Parcel 18 William Ryan homebuilder suit, and the legal matter related to the subdivision bonds for Parcels 5 and 19.

General and administrative expenses to affiliates and non-affiliates were $46,722 and $45,694 for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to the first time fee incurred for a farm management company. The farm management company is experienced in modern farm management and in negotiating cash farm leases to achieve the maximum farm income possible.

Marketing expenses to affiliates and non-affiliates were $10,966 and $26,997 for the years ended December 31, 2010 and 2009, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease for 2010 is due to less advertising costs and less marketing fees as a response to the slowdown in real estate sales.

Land operating expenses to affiliates and non-affiliates were $230,871 and $754,395 for the years ended December 31, 2010 and 2009, respectively. These costs primarily include real estate tax expense, ground maintenance expense, the Partnership’s proportionate share of the homeowners association fees, and insurance expense on the parcels owned. The decrease in 2010 is due primarily to a decrease in grounds maintenance expenses for Parcels 3/27 and 18. During 2009 there were additional expenses necessary in order to remain in compliance with municipal codes regarding erosion control and landscaping requirements on the remaining unsold residential lots of Parcels 3/27 and 18. In addition, the Village of Montgomery has accepted the public improvements for the residential subdivision associated with Parcel 3/27 and therefore has become responsible for such costs, and consequently the homeowners association assessments have decreased significantly for 2010.

Interest income was $27,972 and $9,273 for the years ended December 31, 2010 and 2009, respectively. Interest income is primarily a result of the cash available to invest on a short term basis during the year as a result of sales proceeds received. During the first three quarters of 2009, cash was invested in commercial paper while during the year ended December 31, 2010, cash was invested in a money market account earning higher interest rates.

Other income was $16,293 and $18,450 for the years ended December 31, 2010 and 2009, respectively. The decrease in 2010 is due to less transfer fee income as a result of a reduced number of completed transfers.

Our Partnership Agreement

Our partnership agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments and receives a special allocation of expenses in a like amount.

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

As a general rule, net sale proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sale proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital. However, with respect to each parcel of land, the general partner’s 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel (“parcel capital”) plus a 6% per annum noncompounded cumulative preferred return thereon.

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

As discussed in the legal proceedings above, on February 23, 2011, the parties involved in the William Ryan homebuilder suit involving Parcel 18 entered into a Settlement Agreement. Pursuant to such Settlement Agreement, on March 2, 2011 the Partnership paid the homebuilder approximately $34,000 and in return received one lot (comprised of .219 acres) of Parcel 18.

For the year ended December 31, 2010, there are no other subsequent events.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2010. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue has finalized regulations regarding Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable years ending December 31, 2010 and 2009, respectively, there were no withholdings required. Payment of the required withholding amount of $1,167 for the taxable year ended December 31, 2008 was made to the Illinois Department of Revenue during March 2009. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. During March 2009, we paid $11 to the Internal Revenue Service on behalf of foreign partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to March 14, 2011 for status, however, on February 23, 2011, Ryan and the Partnership’s subsidiary entered into a Settlement Agreement regarding this matter. Pursuant to such Settlement Agreement, on March 2, 2011, the Partnership paid Ryan approximately $34,000 and in return received one lot (comprised of .219 acres) of Parcel 18.

On or about April 8, 2010, we received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, we estimate that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million; however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. We have met with a representative of the bonding companies who has requested a complete list of remaining improvements being requested by the Village of Elburn. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 9, 2011

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2010 and 2009

Assets

	2010	2009
Current assets:
Cash and cash equivalents (Note 1)	$2,119,222	2,336,902

Total current assets	2,119,222	2,336,902

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 at December 31, 2010 and 2009) (Note 6)	—	—
Investment properties (including acquisition fees paid to affiliates of $366,275 and $369,560 at December 31, 2010 and 2009, respectively) (Note 4):
Land and improvements	18,155,770	18,349,922

Total assets	$20,274,992	20,686,824

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

December 31, 2010 and 2009

Liabilities and Partners’ Capital

	2010	2009

Current liabilities:
Accounts payable	$27,368	232,423
Accrued real estate taxes	35,615	40,464
Due to affiliates (Note 3)	19,640	36,186

Total current liabilities	82,623	309,073

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,689,294	13,691,101
Cumulative cash distributions	(13,313,195)	(13,313,195)

	376,599	378,406

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2010 and 2009, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	67,587,873	67,771,448
Cumulative cash distributions	(90,332,012)	(90,332,012)

	19,815,770	19,999,345

Total Partners’ capital	20,192,369	20,377,751

Total liabilities and Partners’ capital	$20,274,992	20,686,824

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2010 and 2009

	2010	2009
Revenues:
Sale of investment properties (Notes 1 and 4)	$301,321	—
Deferred gain recognized (Note 6)	—	1,405
Rental income (Note 5)	159,455	116,785
Other operating income	71,000	220,113

Total revenues	531,776	338,303

Expenses:
Cost of investment properties sold	306,000	—
Professional services to affiliates	80,412	84,117
Professional services to non-affiliates	86,452	81,248
General and administrative expenses to affiliates	13,212	13,506
General and administrative expenses to non-affiliates	33,510	32,188
Marketing expenses to affiliates	10,966	21,484
Marketing expenses to non-affiliates	—	5,513
Land operating expenses to affiliates	27,004	43,982
Land operating expenses to non-affiliates	203,867	710,413
Bad debt expense	—	2,082,158
Impairment loss on land	—	1,397,000

Total expenses	761,423	4,471,609

Operating loss	(229,647)	(4,133,306)

Interest income	27,972	9,273
Other income	16,293	18,450

Net loss	$(185,382)	(4,105,583)

Net loss allocated to (Note 2):
General Partner	$(1,807)	(6,278)
Limited Partners	(183,575)	(4,099,305)

Net loss	$(185,382)	(4,105,583)

Net loss allocated to the one General Partner Unit	$(1,807)	(6,278)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2010 and 2009)	$(3.67)	(81.87)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2010 and 2009

	General Partner	Limited Partners	Total

Balance at January 1, 2009	$384,684	24,099,828	24,484,512

Distribution to Partners (Notes 1 and 2)	—	(1,178)	(1,178)
Net loss (Note 2)	(6,278)	(4,099,305)	(4,105,583)

Balance at December 31, 2009	$378,406	19,999,345	20,377,751

Net loss (Note 2)	(1,807)	(183,575)	(185,382)

Balance at December 31, 2010	$376,599	19,815,770	20,192,369

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$(185,382)	(4,105,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	2,082,158
Loss on sale of investment properties	4,679	—
Deferred gain recognized	—	(1,405)
Impairment loss on land	—	1,397,000
Changes in assets and liabilities:
Accounts and accrued interest receivable	—	—
Other current assets	—	3,342
Accounts payable	(205,055)	(227,611)
Accrued real estate taxes	(4,849)	(8,409)
Due to affiliates	(16,546)	12,069

Net cash flow used in operating activities	(407,153)	(848,439)

Cash flows from investing activities:
Principal payments collected on mortgage loan receivable	—	2,400
Additions to investment properties	(111,848)	(952,915)
Proceeds from sale of investment properties	301,321	—

Net cash flow provided by (used in) investing activities	189,473	(950,515)

Cash flows from financing activities:
Cash distribution	—	(1,178)

Net cash flow used in financing activities	—	(1,178)

Net decrease in cash and cash equivalents	(217,680)	(1,800,132)
Cash and cash equivalents at beginning of year	2,336,902	4,137,034

Cash and cash equivalents at end of year	$2,119,222	2,336,902

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2010 and 2009

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2010, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program. Under this program, Limited Partners could, under certain circumstances, have their Units repurchased for an amount equal to their Invested Capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners’ capital accounts.

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

A presentation of information about operating segments would not be material to an understanding of the Partnership’s business taken as a whole as the Partnership is engaged in the business of real estate investment which management considers to be a single operating segment.

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

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. These factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner’s allocable share of the Partnership’s taxable net income if the Partner is a foreign person. Similarly, the Partnership is required to pay a withholding tax to the Illinois Department of Revenue for nonresident partners. The Partnership will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.

No provision for Federal income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with GAAP. The Federal income tax return has been prepared from such records after making appropriate adjustments, if any, to reflect the Partnership’s accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows:

	2010		2009
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$20,274,992	27,807,432	20,686,824	28,219,264

Partners’ capital:
General Partner	376,599	195,191	378,406	196,996
Limited Partners	19,815,770	27,529,621	19,999,345	27,713,197

Net loss allocated:
General Partner	(1,807)	(1,660)	(6,278)	(5,689)
Limited Partners	(183,575)	(399,778)	(4,099,305)	(562,001)

Net loss per Limited Partnership Unit	(3.67)	(7.98)	(81.87)	(11.22)

The net loss per Unit is based upon the weighted average number of Units of 50,068 during 2010 and 2009.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(2) Partnership Agreement

The Partnership Agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to the Partnership’s land during a given year exceed revenues of the Partnership, the General Partner will make a Supplemental Capital Contribution of such amount to the Partnership to ensure that it has sufficient funds to make such payments and receives a special allocation of expenses in a like amount.

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

As a general rule, Net Sale Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sale Proceeds (i) a return of their Original Capital plus (ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital. However, with respect to each parcel of land, the General Partner’s 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel (“Parcel Capital”) plus a 6% per annum noncompounded Cumulative Preferred Return thereon.

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

Any distributions from Net Sales Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first to the reduction of such Invested Capital before application to payment of any deficiency in the 15% Cumulative Preferred Return.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $93,624 and $97,623 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $8,780 and $23,086 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $10,966 and $21,484 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2010 and 2009, respectively, of which $1,286 and $2,100 was unpaid as of December 31, 2010 and 2009, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2010 and 2009, the Partnership incurred $9,746 and $20,232, respectively, of such costs. Such costs are included in investment properties, of which $2,241 and $3,000 was unpaid as of December 31, 2010 and 2009, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $27,004 and $43,982 for the years ended December 31, 2010 and 2009 and are included in land operating expenses to affiliates, of which $7,333 and $8,000 was unpaid as of December 31, 2010 and 2009, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2010 and 2009, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	—	—
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	—	—
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27(d)	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	(4,679)
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	532,601	—	2,052,464	—

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	—	—
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	—	—
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	—	—
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,924	1,909,034	1,924,865	—
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
9 (c)	Will	9.8670	08/13/91	$—	—	—	—	—	—	—
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	—	—
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	—	—
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	—	—	—	—	—	—	—
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	—	139,696	—	—
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	—	—
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	—	—
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	—	—
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	—	—
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
18 (d)	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,621,483	1,054,000	—
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	—	—
		(436.2360)	05/16/01

20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,354,863	1,250,469	9,898,335	—
		(21.1380)	06/30/99
		(7.0000)	07/21/08

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	—	—
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,844	5,556,530	365,500	—
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 12/31/10	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	—	—
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A (a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	—	182,713	—	—
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	—	—
		(3.9080)	04/16/01

24A (b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	—	168,533	—	—
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	—	—
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	—	—
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	—	922,606	—

				$38,810,025	2,504,276	41,314,301	47,329,256	70,487,787	18,155,770	(4,679)

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures and assessment of current economic conditions. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2010, the Partnership had recorded no such impairment. For the year ended December 31, 2009, the Partnership recorded an impairment of $1,397,000, on land relating to Parcel 3/27 and Parcel 18. Due to the continuing troubled real estate market, the declining economy, the reduction in new construction home starts, the decrease in new home and lot prices, and the homebuilder defaults in the fourth quarter of 2008 on the sales contracts, the remaining cost of Parcel 3/27 and Parcel 18 exceeded the estimated sales proceeds on the remaining lots and accordingly, the Partnership recorded the impairment losses in 2009 to reduce the remaining cost of Parcel 3/27 and Parcel 18 to the projected sales proceeds. As of December 31, 2010 the total accumulated gain on sale recorded, net of the impairment losses, for Parcel 3/27 was approximately $10,700,000 and for Parcel 18, the total accumulated gain recorded, net of the impairment losses, was approximately $2,200,000.

(e)	Reconciliation of investment properties owned:

	2010	2009
Balance at January 1,	$18,349,922	18,794,007
Additions during year	111,848	952,915
Impairment loss on land	—	(1,397,000)
Sales during year	(306,000)	—

Balance at December 31,	$18,155,770	18,349,922

(f)	The aggregate cost of investment properties owned at December 31, 2010 for Federal income tax purposes was approximately $18,156,000 (unaudited).

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2010, the Partnership had farm leases of generally one year in duration, for approximately 721 acres of the approximately 962 acres owned.

(6) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership has recorded a deferred gain on these sales.

Parcel	Maturity	Interest Rate	Principal Balance 12/31/10	Principal Balance 12/31/09	Accrued Interest Receivable 12/31/10	Deferred Gain 12/31/10
5 & 19	07/01/11	6.00%	$8,918,412	8,918,412	—	5,210,010

Less allowance for doubtful accounts			8,918,412	8,918,412	—	5,210,010

			$—	—	—	—

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During 2009, the Partnership received $2,400 in principal payments, bringing the total amount of principal paid since loan inception to $8,581,588 and interest paid since loan inception to $5,449,637. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified the Partnership that it was experiencing a slowdown in sales contracts for new homes. The Partnership agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, the Partnership determined that the full collectability of the mortgage loan receivable was doubtful. As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage loan receivable which was recorded against bad debt expense during 2008.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. The Partnership filed an answer and counterclaim to the complaint to preserve its interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010. The case has been continued until March 16, 2011. Since it is unlikely that the remaining value of the property secured by the mortgage loan receivable is in excess of the remaining balance due under the first mortgage, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the remaining deferred gain of $2,913,192 relating to the mortgage receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership has only received minimal payments from the borrower since January 2008, the Partnership is not accruing interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage receivable and the related interest.

(7) Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint seeks damages for alleged breach of a warranty which Ryan claims caused water seepage. The complaint claims that a total of seven lots have been the subject of water seepage complaints. Ryan also claims that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. The case has been continued to March 14, 2011 for status, however, on February 23, 2011, Ryan and the Partnership’s subsidiary entered into a Settlement Agreement regarding this matter. Pursuant to such Settlement Agreement, on March 2, 2011, the Partnership paid Ryan approximately $34,000 and in return received one lot (comprised of .219 acres) of Parcel 18.

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision is far less than the outstanding bond amounts. The Partnership has met with a representative of the bonding companies who has requested a complete list of the remaining improvements being requested by the Village of Elburn. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

(8) Subsequent Events

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

As discussed in the legal proceedings above, on February 23, 2011, the parties involved in the William Ryan homebuilder suit involving Parcel 18 entered into a Settlement Agreement. Pursuant to such Settlement Agreement, on March 2, 2011 the Partnership paid the homebuilder approximately $34,000 and in return received one lot (comprised of .219 acres) of Parcel 18.

For the year ended December 31, 2010, there are no other subsequent events.

Item 9.	Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2010.

Item 9(A).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B).	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Our general partner has a code of ethics that applies to all of its employees. We will provide the code of ethics free of charge upon written request to our customer relations group in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2011.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Brenda G. Gujral	Director and Chief Executive Officer of IREIC and principal executive officer of the Partnership
Brian Conlon	President of IREIC
Catherine L. Lynch	Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Vice President of IREIC-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P.
Cathleen M. Hrtanek	Assistant Counsel, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 67) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

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

ROBERT H. BAUM (age 67) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

Mr. Baum is a past member of the Men’s Council of the Museum of Contemporary Art in Chicago. He currently is a Governing Member of the Chicago Symphony Orchestra and is a Sponsor of the Civic Orchestra of Chicago. Mr. Baum also is a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge. Mr. Baum received a bachelor degree from The University of Wisconsin and a juris doctor degree from The Northwestern University School of Law.

ROBERT D. PARKS (age 67) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA G. GUJRAL (age 68) serves as chief executive officer and a director of IREIC. She served as president and a director of IREIC from July 1987 through June 1992. She was again named president and a director of IREIC upon her return to IREIC in January 1998, and served as president until January 2011. She has been a director of Inland Securities Corporation since January 1997, and served as its president and chief operating officer from January 1997 to June 2009. Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc. since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003, serving as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral oversees and works closely with IREIC’s president to administer to the daily operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication. Ms. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.

Ms. Gujral has been with the Inland organization for thirty one years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of the National Association of Real Estate Investment Trusts (“NAREIT”), the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).

BRIAN M. CONLON (age 51) has been president of Inland Real Estate Investment Corporation since January 2011, and also serves as director and president of Inland Securities Corporation. He has held these positions since July 2009 and June 2009, respectively. Mr. Conlon joined Inland Securities Corporation as executive vice president in September 1999 and served in that position until June 2009. Prior to joining Inland, Mr. Conlon was executive vice president and chief operating officer of Wells Real Estate Funds, where he was responsible for overseeing day-to-day operations of the company’s real estate investment and capital raising initiatives. Mr. Conlon served on the national board of directors for the Financial Planning Association in 2001 and 2002. Mr. Conlon received his bachelor’s degree (BBA) from Georgia State University in Atlanta, Georgia and received a master’s degree in business administration (MBA) from the University of Dallas, in Dallas, Texas. Mr. Conlon has earned the certified financial planner (CFP) and certified commercial investment member (CCIM) designations and holds Series 7, 24 and 63 certifications with FINRA.

CATHERINE L. LYNCH (age 52) joined the Inland organization in 1989 and is currently the chief financial officer and secretary of IREIC and Inland Securities Corporation. Ms. Lynch had served as the treasurer and secretary of IREIC since January 1995, and as treasurer and secretary of Inland Securities Corporation since June 1995. Ms. Lynch worked for KPMG LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 66) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She has been president of Inland American Business Manager & Advisor since October 2004. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Ms. Matlin also has been a director of Inland Institutional Capital Partners Corporation since May 2006, and a director of Pan American Bank since December 2007. Ms. Matlin is the vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. Since April 2009, she has served as president of Inland Opportunity Business Manager & Advisor, Inc.

Prior to joining IREIC, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 licenses from FINRA.

GUADALUPE GRIFFIN (age 46) joined Inland in 1994. Ms. Griffin serves as vice president of IREIC and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships which include the development of operating and disposition strategies for the partnerships and investor communications. Ms. Griffin also serves as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Prior to joining Inland, Ms. Griffin was employed by the University of Illinois at Chicago Center for Urban Educational Research and Development as Assistant to the Director of the Nation of Tomorrow Program; a privately funded multi-million dollar program, which provided educational and empowerment services to youths and their families in four inner-city schools. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 48) joined Inland in 2002 and is the Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 34) joined Inland in 2005 and is an assistant counsel of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, Inland Diversified Real Estate Trust, Inc. since June 2008 and Inland Real Estate Business Manager & Advisor, Inc. since June 2008. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our partnership agreement prescribes the allocation of profits and losses, and the distribution priorities of available cash. If and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed our revenues, our general partner will make a supplemental capital contribution of such amount to us to ensure that we have sufficient funds to make such payments and receive a special allocation of expenses in a like amount.

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

As a general rule, net sale proceeds will be distributed 90% to the limited partners and 10% to the general partner until the limited partners have received from net sale proceeds (i) a return of their original capital plus (ii) a noncompounded cumulative preferred return of 15% of their invested capital. However, with respect to each parcel of land, the general partner’s 10% share will be subordinated until the limited partners receive a return of the original capital attributed to such parcel or parcel capital plus a 6% per annum noncompounded cumulative preferred return thereon.

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

Any distributions from net sales proceeds at a time when invested capital is greater than zero shall be deemed applied first to the reduction of such invested capital before application to payment of any deficiency in the 15% cumulative preferred return.

We are permitted to engage in various transactions involving affiliates of our general partner, as described below.

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2010, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $93,624, of which $8,780 was unpaid as of December 31, 2010.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2010, such costs were $10,966, of which $1,286 was unpaid as of December 31, 2010.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate did not recognize a profit on any project. For the year ended December 31, 2010, we incurred $9,746 of such costs, of which $2,241 was unpaid as of December 31, 2010, and which are included in investment properties. In addition, the costs related to Parcels 3/27 and 18 totaled $27,004 for the year ended December 31, 2010 and is included in land operating expenses to affiliates, of which $7,333 was unpaid as of December 31, 2010.

As of December 31, 2010 and 2009, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not maintain any equity compensation plans.

(a)	No person or group is known by us to own beneficially more than 5% of the outstanding units of our partnership.

(b)	The officers and directors of our general partner own as a group the following units of our partnership:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Limited partnership units	184 Units, directly	Less than 1%

No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

(c)	There exists no arrangement, known us, the operation of which may, at a subsequent date, result in a change in our control.

Item 13.	Certain Relationships and Related Transactions

We do not currently have written, formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of the SEC Regulation S-K. Our policies, however, contain provisions setting forth an ability to engage in certain transactions. Our audit committee reviews all of these transactions as well as any related party transactions.

There were no significant transactions or business relationships with the general partner, its affiliates or their management other than those described in Item 7 (Transactions with Related Parties) above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

Item 14:	Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2010	2009

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$50,759	55,235

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2010 and 2009, respectively were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 19 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2010 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 9, 2011

/s/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	March 9, 2011

/s/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	March 9, 2011

/s/ ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 9, 2011

/s/ DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 9, 2011