Form 10-Q
period 2011-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2011-05-02
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

 (Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL  60523

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

Yes X     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2011 and December 31, 2010

(unaudited)

Assets

	2011	2010
Current assets:
Cash and cash equivalents (Note 1)	$2,072,602	2,119,222

Total current assets	2,072,602	2,119,222

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 at March 31, 2011 and December 31, 2010) (Note 5)	-	-
Investment properties, at cost (including acquisition fees paid to affiliates of $366,275 at March 31, 2011 and December 31, 2010) (Note 3):
Land and improvements	18,195,544	18,155,770

Total assets	$20,268,146	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

March 31, 2011 and December 31, 2010

(unaudited)

Liabilities and Partners' Capital

	2011	2010

Current liabilities:
Accounts payable	$26,295	27,368
Accrued real estate taxes	44,990	35,615
Due to affiliates (Note 2)	25,852	19,640
Unearned income	48,595	-

Total current liabilities	145,732	82,623

Partners' capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,688,595	13,689,294
Cumulative cash distributions	(13,313,195)	(13,313,195)

	375,900	376,599
Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2011 and December 31, 2010, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	67,518,617	67,587,873
Cumulative cash distributions	(90,332,012)	(90,332,012)

	19,746,514	19,815,770

Total Partners' capital	20,122,414	20,192,369

Total liabilities and Partners' capital	$20,268,146	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2011 and 2010

(unaudited)

	2011	2010
Revenues:
Rental income (Note 4)	41,565	39,271
Other operating income	-	71,000

Total revenues	41,565	110,271

Expenses:
Professional services to affiliates	26,408	22,584
Professional services to non-affiliates	37,440	33,810
General and administrative expenses to affiliates	6,672	4,842
General and administrative expenses to non-affiliates	10,700	11,358
Marketing expenses to affiliates	1,916	2,616
Land operating expenses to affiliates	6,976	5,804
Land operating expenses to non-affiliates	30,789	16,464

Total expenses	120,901	97,478

Operating income (loss)	(79,336)	12,793

Interest income	6,281	6,926
Other income	3,100	3,200

Net income (loss)	$(69,955)	22,919

Net income (loss) allocated to:
General Partner	$(699)	229
Limited Partners	(69,256)	22,690

Net income (loss)	$(69,955)	22,919

Net income (loss) allocated to the one General Partner Unit	$(699)	229

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2011 and 2010)	$(1.38)	.45

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(69,955)	22,919
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(1,073)	(143,830)
Accrued real estate taxes	9,375	10,477
Due to affiliates	6,212	(6,064)
Unearned income	48,595	46,252

Net cash used in operating activities	(6,846)	(70,246)

Cash flows from investing activities:
Additions to investment properties	(39,774)	-

Net cash used in investing activities	(39,774)	-

Net decrease in cash and cash equivalents	(46,620)	(70,246)
Cash and cash equivalents at beginning of period	2,119,222	2,336,902

Cash and cash equivalents at end of period	$2,072,602	2,266,656

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2011

(unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2010, which are included in the Partnership's 2010 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the "Partnership"), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner's capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides for Inland Real Estate Investment Corporation to be the General Partner. Through March 31, 2011, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institutions’ non-performance.

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

The Partnership uses the area method of allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repairs and maintenance expenses are charged to operations as incurred.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

 (2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $33,080 and $27,426 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $23,072 and $8,780 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $1,916 and $2,616 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $200 and $1,286 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership's investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $1,995 and $2,223 have been incurred for the three months ended March 31, 2011 and 2010, respectively. Such costs are included in investment properties, of which $660 and $2,241 was unpaid as of March 31, 2011 and December 31, 2010, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $6,976 and $5,804 for the three months ended March 31, 2011 and 2010, respectively, and are included in land operating expenses to affiliates, of which $1,920 and $7,333 was unpaid as of March 31, 2011 and December 31, 2010, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2011 and December 31, 2010, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

 (3) Investment properties

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	-	-
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	-	-
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	-
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	532,601	-	2,052,464	-

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	-	-
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	-	-
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	-	-
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	74,924	1,909,034	1,924,865	-
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
9 (c)	Will	9.8670	08/13/91	$-	-	-	-	-	-	-
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	-	-
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	-	-
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	-	-	-	-	-	-	-
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	-	139,696	-	-
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	-	-
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	-	-
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	-	-
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	-	-
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,587,483	1,088,000	-
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	-	-
		(436.2360)	05/16/01

20	Kane &
Kendall		400.1290	01/31/92	1,692,623	101,318	1,793,941	9,360,637	1,250,469	9,904,109	-
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	-	-
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,844	5,556,530	365,500	-
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

 (3) Investment properties (continued)

	Gross Acres		Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold	03/31/11	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	-	-
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	-	182,713	-	-
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	-	-
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	-	168,533	-	-
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	-	-
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	-	-
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	-	922,606	-

				$38,810,025	2,504,276	41,314,301	47,335,030	70,453,787	18,195,544	-

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property. For the three months ended March 31, 2011, the Partnership had recorded no such impairment.

(e)

Reconciliation of investment properties owned:

	2011	2010

Balance at January 1,	$18,155,770	18,349,922
Additions during period	39,774	111,848
Sales during period	-	(306,000)

Balance at end of period	$18,195,544	18,155,770

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2011, the Partnership had farm leases of generally one year in duration, for approximately 721 acres of the approximately 959 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership recorded a deferred gain on these sales. The deferred gain was recognized as sales revenue proportionately over the life of the related mortgage loan receivable only as principal payments were received.

					Accrued
			Principal	Principal	Interest	Deferred
			Balance	Balance	Receivable	Gain
Parcel	Maturity	Interest Rate	03/31/11	12/31/10	03/31/11	03/31/11
5 & 19	07/01/11	6.00%	$8,918,412	8,918,412	-	5,210,010

Less allowance for doubtful accounts			8,918,412	8,918,412	-	5,210,010

			$-	-	-	-

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%.  The total amount of principal paid since loan inception is $8,581,588 and interest paid since loan inception is $5,449,637. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified the Partnership that it was experiencing a slowdown in sales contracts for new homes. The Partnership agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, the Partnership determined that the full collectability of the mortgage loan receivable was doubtful. As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage loan receivable which was recorded against bad debt expense during 2008.

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage loan receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. The Partnership filed an answer and counterclaim to the complaint to preserve its interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010.  The case has been continued until June 13, 2011.  Since it is unlikely that the remaining value of the property secured by the mortgage loan receivable is in excess of the remaining balance due under the first mortgage, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the remaining deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership has only received minimal payments from the obligor since January 2008, the Partnership is not accruing interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage loan receivable and the related interest.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2011

(unaudited)

(6) Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint sought damages for alleged breach of a warranty which Ryan claimed caused water seepage. The complaint claimed that a total of seven lots have been the subject of water seepage complaints. Ryan also claimed that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage.  Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies.  The Partnership’s subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. The Partnership’s subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages.  On February 23, 2011, Ryan and the Partnership’s subsidiary entered into a Settlement Agreement and Mutual Release with prejudice regarding this matter.  Pursuant to such Settlement Agreement, on March 2, 2011, the Partnership paid Ryan approximately $34,000 and in return Ryan conveyed to our wholly-owned subsidiary one lot (comprised of .2188 acres) of Parcel 18.  On March 14, 2011, the Court entered an order agreed to by the parties and dismissed the matter with prejudice.

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village.  The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed.  The parties determined that it is necessary to hire an engineer to provide an updated punch list of required work.  The meeting was adjourned until the updated punch list is completed and the parties are able to reconvene.  As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

(7) Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission. There are no subsequent events to report that would have a material impact on the Partnership’s financial statements.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value, classify and allocate costs of our investment properties, the valuation of the mortgage loan receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property.  For the three months ended March 31, 2011, we have not recorded any such impairment. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation –We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management's continuous process of analyzing each mortgage loan receivable.  During 2009, we evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 for the remaining principal was needed.  As of March 31, 2011, the mortgage loan receivable remains fully reserved.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of March 31, 2011, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner's capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties.  Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through March 31, 2011, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,571 acres of the approximately 4,530 acres originally owned. As of March 31, 2011, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170 and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of March 31, 2011, we have used $47,335,030 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2011, we own, in whole or in part, seven parcels, consisting of approximately 959 acres, of which 721 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance.

At March 31, 2011, we had cash and cash equivalents of $2,072,602 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2011 and 2010, respectively, we had no land sales. During the fourth quarter of 2010, three acres of park land were conveyed to the Fox Valley Park District which was required upon the acceptance of the improvements for Parcel 3/27.  Other prior conveyances included the subdivision roadways to the Village of Montgomery and required conveyances to the Kendall County Forest Preserve. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2010 we entered into an agreement to sell the remaining lots of Parcel 3/27 to a builder on a schedule over an 18 month period. The builder purchased the required 9 lots during June 2010. Prior to the next closing, the builder asked for an extension since it had not sold its inventory due to the slow market conditions. A short term extension was granted for 90 days. The builder has requested an additional extension until the fall which has not been granted. An extension until the fall will prohibit us from being able to sell to individual purchasers or other local builders. It is our plan to resume marketing of the lots to both builders and individuals. While we anticipate future lot sales of the remaining acreage of Parcel 3/27, there can be no assurance that any sales will be completed during 2011 or that a distribution will be made to the limited partners. Previously undistributed net sales proceeds will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. Now that the suit has been resolved, we plan to actively market the remaining lots for sale to both homebuilders and individuals interested in acquiring lots to construct their own home. As with Parcel 3/27, we may implement a marketing plan that could allow for seller financing options. One recent report which studies Chicagoland housing market trends reports the lowest home closings in the last 3 quarters of 2010 than it has seen since 1990. Even so, builders are tentatively wading back into the market and it is our belief that our subdivisions are located in geographically desirable locations.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development.  During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin.  We are in the preliminary stage with the Illinois Department of Transportation regarding their interest in approximately 1.25 acres of land to facilitate road improvements to US-30 adjacent to Parcel 20.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have not seen an increase in the residential real estate market and new home starts in these middle class communities remain weak. That coupled with stricter lender requirements adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $33,080 and $27,426 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $23,072 and $8,780 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $1,916 and $2,616 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2011 and 2010, respectively, of which $200 and $1,286 was unpaid as of March 31, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $1,995 and $2,223 have been incurred for the three months ended March 31, 2011 and 2010, respectively. Such costs are included in investment properties, of which $660 and $2,241 was unpaid as of March 31, 2011 and December 31, 2010, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $6,976 and $5,804 for the three months ended March 31, 2011 and 2010, respectively, and is included in land operating expenses to affiliates, of which $1,920 and $7,333 was unpaid as of March 31, 2011 and December 31, 2010, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2011 and December 31, 2010, the Partnership had invested in a money market account with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

There were no land sales for the three months ended March 31, 2011 and 2010. The lack of sales activity for the three months ended March 31, 2011 and 2010 is the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matures July 1, 2011 and has an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified us that it was experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectability of the mortgage loan receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage loan receivable was also reserved and recorded against bad debt expense during 2008. During the third quarter of 2009, based on the available information, we determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010. The case has been continued until June 13, 2011. Since it is unlikely that the remaining value of the property secured by the mortgage loan receivable is in excess of the remaining balance due under the first mortgage, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, we determined that the collectability of the interest is doubtful. Since we have only received minimal payments from the obligor since January 2008, we are not accruing interest on the financial statements. We will continue to monitor the activity associated with the mortgage loan receivable and the related interest.

As of March 31, 2011, we owned seven parcels of land consisting of approximately 959 acres. Of the approximately 959 acres owned, 721 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $41,565 and $39,271 for the three months ended March 31, 2011 and 2010, respectively. Rental income increased due to an increase in the farm rental rates.

Other operating income was $0 and $71,000 for the three months ended March 31, 2011 and 2010, respectively. During the first quarter of 2010, we received a $71,000 reimbursement from an unused development cost escrow in regards to a previously sold parcel.

Professional services to affiliates and non-affiliates were $63,848 and $56,394 for the three months ended March 31, 2011 and 2010, respectively. Professional services to affiliates and non-affiliates increased due to an increase in legal fees from the ongoing litigation matters discussed below and an increase in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $17,372 and $16,200 for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage, and printing expenses. General and administrative expenses to affiliates and non-affiliates increased due primarily to an increase in data processing costs and investor services.

Marketing expenses to affiliates were $1,916 and $2,616 for the three months ended March 31, 2011 and 2010, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. Marketing expenses decreased in response to the slowdown in real estate sales.

Land operating expenses to affiliates and non-affiliates were $37,765 and $22,268 for the three months ended March 31, 2011 and 2010, respectively. These costs primarily include real estate tax expense, ground maintenance expense and the Partnership’s proportionate share of the homeowners association fees. The increase in land operating expenses is due to certain credits we received from bonding companies in 2010 which were not available in 2011.

Interest income was $6,281 and $6,926 for the three months ended March 31, 2011 and 2010, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to lower interest rates.

Other income was $3,100 and $3,200 for the three months ended March 31, 2011 and 2010, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers.  The decrease in 2011 is due to less transfer fee income as a result of a reduced number of completed Unit transfers.

Subsequent Events

The Partnership evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Partnership’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission.  There are no subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2011. Therefore, we may authorize additional sales of partnership units directly between parties during 2011. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue finalized regulations in regards to Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2010, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner's allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. There were no withholdings paid during the first quarter of 2011.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary (“our subsidiary”) that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint sought damages for alleged breach of a warranty which Ryan claimed caused water seepage. The complaint claimed that a total of seven lots have been the subject of water seepage complaints. Ryan also claimed that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. Our subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. Our subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. On February 23, 2011, Ryan and our subsidiary entered into a Settlement Agreement and Mutual Release with prejudice regarding this matter. Pursuant to such Settlement Agreement, on March 2, 2011, the Partnership paid Ryan approximately $34,000 and in return Ryan conveyed to our subsidiary one lot (comprised of .2188 acres) of Parcel 18. On March 14, 2011, the Court entered an order agreed to by the parties and dismissed the matter with prejudice.

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village.  The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed.  The parties determined that it is necessary to hire an engineer to provide an updated punch list of required work.  The meeting was adjourned until the updated punch list is completed and the parties are able to reconvene.  As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management's evaluation as of March 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

During the first quarter of 2009, the General Partner received notice that William Ryan Homes, Inc. (“Ryan”), the homebuilder for Parcel 18, filed suit against the City of Woodstock (“Woodstock”) and ILAFII#XVIII, LLC, our wholly-owned subsidiary (“our subsidiary”) that owns that property, in the Circuit Court for the 22nd Judicial District in McHenry County, Illinois. The complaint sought damages for alleged breach of a warranty which Ryan claimed caused water seepage. The complaint claimed that a total of seven lots have been the subject of water seepage complaints. Ryan also claimed that the seepage issues have caused Woodstock to issue a stop work order causing Ryan additional damage. Woodstock filed a Motion to Dismiss the complaint as it relates to Woodstock only and on October 13, 2009, Woodstock’s motion was granted on the grounds that Ryan had failed to properly exhaust its administrative remedies. Our subsidiary appeared and filed a Motion to Dismiss which was denied by the court on January 22, 2010. Our subsidiary filed its Answer and Affirmative Defenses on February 17, 2010 denying liability for the alleged damages. On February 23, 2011, Ryan and our subsidiary entered into a Settlement Agreement and Mutual Release with prejudice regarding this matter. Pursuant to such Settlement Agreement, on March 2, 2011, the Partnership paid Ryan approximately $34,000 and in return Ryan conveyed to our subsidiary one lot (comprised of .2188 acres) of Parcel 18. On March 14, 2011, the Court entered an order agreed to by the parties and dismissed the matter with prejudice.

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village.  The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed.  The parties determined that it is necessary to hire an engineer to provide an updated punch list of required work.  The meeting was adjourned until the updated punch list is completed and the parties are able to reconvene.  As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

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

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	May 2, 2011

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	May 2, 2011

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	May 2, 2011