Form 10-Q
period 2011-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2011-08-02
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes  X    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

June 30, 2011 and December 31, 2010

(unaudited)

Assets

	2011	2010

Current assets:
Cash and cash equivalents (Note 1)	$2,034,130	2,119,222

Total current assets	2,034,130	2,119,222

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 at June 30, 2011 and December 31, 2010) (Note 5)	0	0
Investment properties, at cost (including acquisition fees paid to affiliates of $366,275 at June 30, 2011 and December 31, 2010) (Note 3):
Land and improvements	18,203,366	18,155,770

Total assets	$20,237,496	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

June 30, 2011 and December 31, 2010

(unaudited)

Liabilities and Partners’ Capital

	2011	2010

Current liabilities:
Accounts payable	$22,982	27,368
Accrued real estate taxes	42,683	35,615
Due to affiliates (Note 2)	20,656	19,640
Unearned income	6,568	0

Total current liabilities	92,889	82,623

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,688,816	13,689,294
Cumulative cash distributions	(13,313,195)	(13,313,195)

	376,121	376,599

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2011 and December 31, 2010, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	67,540,589	67,587,873
Cumulative cash distributions	(90,332,012)	(90,332,012)

	19,768,486	19,815,770

Total Partners’ capital	20,144,607	20,192,369

Total liabilities and Partners’ capital	$20,237,496	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2011 and 2010

(unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Revenues:
Sale of investment properties (Note 1)	$0	301,321	0	301,321
Rental income (Note 4)	42,027	39,722	83,592	78,993
Other operating income	74,690	0	74,690	71,000

Total revenues	116,717	341,043	158,282	451,314

Expenses:
Cost of investment properties sold	0	306,000	0	306,000
Professional services to affiliates	22,204	35,395	49,324	58,928
Professional services to non-affiliates	21,359	6,827	58,799	40,637
General and administrative expenses to affiliates	2,578	6,185	9,250	11,027
General and administrative expenses to non- affiliates	8,772	10,877	19,472	22,235
Marketing expenses to affiliates	1,218	1,192	2,422	2,859
Land operating expenses to affiliates	5,638	6,862	12,614	12,666
Land operating expenses to non-affiliates	39,869	11,766	70,658	28,230

Total expenses	101,638	385,104	222,539	482,582

Operating income (loss)	15,079	(44,061)	(64,257)	(31,268)

Interest income	5,214	6,976	11,495	13,902
Other income	1,900	4,038	5,000	7,238

Net income (loss)	$22,193	(33,047)	(47,762)	(10,128)

Net income (loss) allocated to:
General Partner	$221	(330)	(478)	(101)
Limited Partners	21,972	(32,717)	(47,284)	(10,027)

Net income (loss)	$22,193	(33,047)	(47,762)	(10,128)

Net income (loss) allocated to the one General Partner Unit	$221	(330)	(478)	(101)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2011 and 2010)	$.44	(.65)	(.94)	(.20)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(47,762)	(10,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of investment properties	0	4,679
Changes in assets and liabilities:
Accounts payable	(4,386)	(167,476)
Accrued real estate taxes	7,068	(3,579)
Due to affiliates	1,016	(3,153)
Unearned income	6,568	6,530

Net cash used in operating activities	(37,496)	(173,127)

Cash flows from investing activities:

Additions to investment properties	(47,596)	(84,956)
Proceeds from sale of investment properties	0	301,321

Net cash provided by (used in) investing activities	(47,596)	216,365

Net increase (decrease) in cash and cash equivalents	(85,092)	43,238
Cash and cash equivalents at beginning of period	2,119,222	2,336,902

Cash and cash equivalents at end of period	$2,034,130	2,380,140

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2011

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2010, which are included in the Partnership’s 2010 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through June 30, 2011, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a Unit Repurchase Program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2010 financial statements to conform with the 2011 presentation.

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balance at the financial institution periodically exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $58,574 and $69,955 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $16,706 and $8,780 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $2,422 and $2,859 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $1,750 and $1,286 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $2,958 and $3,476 have been incurred for the six months ended June 30, 2011 and 2010, respectively. Such costs are included in investment properties, of which $400 and $2,241 was unpaid as of June 30, 2011 and December 31, 2010, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $12,614 and $12,666 for the six months ended June 30, 2011 and 2010, respectively, and are included in land operating expenses to affiliates, of which $1,800 and $7,333 was unpaid as of June 30, 2011 and December 31, 2010, respectively. The affiliate did not recognize a profit on any project.

As of June 30, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

(unaudited)

(3) Investment properties

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 06/30/11	Current Year Gain (Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs

1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	534,106	0	2,053,969	0

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,100	1,909,034	1,925,041	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

(unaudited)

(3) Investment properties (continued)

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 06/30/11	on Sale Recognized

9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

(unaudited)

(3) Investment properties (continued)

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 06/30/11	on Sale Recognized

18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	9,587,483	1,088,000	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,366,778	1,250,469	9,910,250	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,768,844	5,556,530	365,500	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

(unaudited)

(3) Investment properties (continued)

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 06/30/11	on Sale Recognized

23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28(c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	238,170	0	922,606	0

				$38,810,025	2,504,276	41,314,301	47,342,852	70,453,787	18,203,366	0

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2011 and 2010, the Partnership had recorded no such impairment.

(e)	Reconciliation of investment properties owned:

	June 30,	December 31,
	2011	2010

Balance at January 1,	$18,155,770	18,349,922
Additions during period	47,596	111,848
Sales during period	0	(306,000)

Balance at end of period	$18,203,366	18,155,770

(4)    Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of June 30, 2011, the Partnership had farm leases of generally one year in duration, for approximately 721 acres of the approximately 959 acres owned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

(unaudited)

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership recorded a deferred gain on these sales. The deferred gain was recognized as sales revenue proportionately over the life of the related mortgage loan receivable only as principal payments were received.

Parcel	Maturity	Interest Rate		Principal Balance 06/30/11	Principal Balance 12/31/10	Accrued Interest Receivable 06/30/11	Deferred Gain 06/30/11

5 & 19	07/01/11	6.00%	$	8,918,412	8,918,412	0	5,210,010

Less allowance for doubtful accounts				8,918,412	8,918,412	0	5,210,010

			$	0	0	0	0

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matured July 1, 2011 and had an interest rate of 6%. The total amount of principal paid since loan inception is $8,581,588 and interest paid since loan inception is $5,449,637. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified the Partnership that it was experiencing a slowdown in sales contracts for new homes. The Partnership agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, the Partnership determined that the full collectability of the mortgage loan receivable was doubtful. As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage loan receivable which was recorded against bad debt expense during 2008.

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage loan receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. The Partnership filed an answer and counterclaim to the complaint to preserve its interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010. On July 27, 2011, a formal judgment of foreclosure was entered. The Partnership’s mortgage loan receivable was included in the judgment of foreclosure subordinate to the first mortgage held by an unaffiliated lender. Since it is unlikely that the remaining value of the property secured by the mortgage loan receivable is in excess of the remaining balance due under the first mortgage, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the remaining deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership has only received minimal payments from the obligor since January 2008, the Partnership is not accruing interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage loan receivable and the related interest.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

June 30, 2011

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

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it is necessary to hire an engineer to provide an updated punch list of required work. The meeting was adjourned until the updated punch list is completed and the parties are able to reconvene. As of the date of this filing, the Partnership has not yet received an updated punch list of required work. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward looking statements. These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our properties; the approval of local governing bodies to develop our properties; successful lobbying of local “no growth” or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2011 and 2010, we have not recorded any such impairment. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation - We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Valuation of Mortgage Loan Receivable - On a quarterly basis, we conduct an analysis to determine whether the carrying value of the mortgage loan receivable is recoverable from the obligor. If we determine that all or a portion of the receivable is not collectible, we would be required to record an allowance for doubtful accounts equal to the amount estimated to be uncollectible.

In determining the value of the mortgage loan receivable, management considers projected sales proceeds available and expenses related to the property associated with the mortgage. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management’s continuous process of analyzing each mortgage loan receivable. During 2009, we evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 for the remaining principal was needed. As of June 30, 2011, the mortgage loan receivable remains fully reserved.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of June 30, 2011 and December 31, 2010, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through June 30, 2011, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,571 acres of the approximately 4,530 acres originally owned. As of June 30, 2011, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170 and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of June 30, 2011, we have used $47,342,852 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2011, we own, in whole or in part, seven parcels, consisting of approximately 959 acres, of which 721 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance.

At June 30, 2011, we had cash and cash equivalents of $2,034,130 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2011 and 2010, respectively, we had no land sales. During the fourth quarter of 2010, three acres of park land were conveyed to the Fox Valley Park District which was required upon the acceptance of the improvements for Parcel 3/27. Other prior conveyances included the subdivision roadways to the Village of Montgomery and required conveyances to the Kendall County Forest Preserve. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2010 we entered into an agreement to sell the remaining lots of Parcel 3/27 to a builder on a schedule over an 18 month period. The builder purchased the required 9 lots during June 2010. However, during 2011, the builder terminated the agreement and the related escrow funds of $57,000 were released to the Partnership. It is our plan to resume marketing of the lots to both builders and individuals. While we anticipate future lot sales of the remaining acreage of Parcel 3/27, there can be no assurance that any sales will be completed during 2011 or that a distribution will be made to the limited partners. Previously undistributed net sales proceeds will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

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

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development. During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin. We are in the preliminary stage with the Illinois Department of Transportation regarding their interest to acquire approximately 2.3 acres of land to facilitate road improvements to US-30 adjacent to Parcel 20.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $58,574 and $69,955 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $16,706 and $8,780 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $2,422 and $2,859 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2011 and 2010, respectively, of which $1,750 and $1,286 was unpaid as of June 30, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $2,958 and $3,476 have been incurred for the six months ended June 30, 2011 and 2010, respectively. Such costs are included in investment properties, of which $400 and $2,241 was unpaid as of June 30, 2011 and December 31, 2010, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $12,614 and $12,666 for the six months ended June 30, 2011 and 2010, respectively, and is included in land operating expenses to affiliates, of which $1,800 and $7,333 was unpaid as of June 30, 2011 and December 31, 2010, respectively. The affiliate did not recognize a profit on any project.

As of June 30, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

There were no land sales for the six months ended June 30, 2011. The lack of sales activity for the six months ended June 30, 2011 is the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots. For the six months ended June 30, 2010, income from the sale of investment properties of $301,321 and the related cost of investment properties sold of $306,000 is the result of the sale of nine improved lots which equates to approximately 1.7 acres of Parcel 3/27.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matured July 1, 2011 and had an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified us that it was experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectability of the mortgage loan receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage loan receivable was also reserved and recorded against bad debt expense during 2008. During the third quarter of 2009, based on the available information, we determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. The holder of the first mortgage has filed for summary judgment and we filed a response to that motion on August 24, 2010. On July 27, 2011, a formal judgment of foreclosure was entered. The Partnership’s mortgage loan receivable was included in the judgment of foreclosure subordinate to the first mortgage held by an unaffiliated lender. Since it is unlikely that the remaining value of the property secured by the mortgage loan receivable is in excess of the remaining balance due under the first mortgage, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, we determined that the collectability of the interest is doubtful. Since we have only received minimal payments from the obligor since January 2008, we are not accruing interest on the financial statements. We will continue to monitor the activity associated with the mortgage loan receivable and the related interest.

As of June 30, 2011, we owned seven parcels of land consisting of approximately 959 acres. Of the approximately 959 acres owned, 721 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $83,592 and $78,993 for the six months ended June 30, 2011 and 2010, respectively. Rental income increased due to an increase in the farm rental rates.

Other operating income was $74,690 and $71,000 for the six months ended June 30, 2011 and 2010, respectively. During 2011, we received $57,000 due to the release of escrow funds from the terminated sales agreement with the homebuilder for Parcel 3/27. In addition, we received $17,690 and $71,000 for the six months ended June 30, 2011 and 2010, respectively, for reimbursements received from unused development cost escrows in regards to previously sold parcels.

Professional services to affiliates and non-affiliates were $108,123 and $99,565 for the six months ended June 30, 2011 and 2010, respectively. Professional services to affiliates and non-affiliates increased due to an increase in accounting fees which was offset by the decrease in legal fees as the litigation discussed below settled during the first quarter of 2011.

General and administrative expenses to affiliates and non-affiliates were $28,722 and $33,262 for the six months ended June 30, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage and printing expenses. General and administrative expenses to affiliates and non-affiliates decreased due primarily to a decrease in printing and postage costs.

Marketing expenses to affiliates were $2,422 and $2,859 for the six months ended June 30, 2011 and 2010, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. Marketing expenses decreased in response to the slowdown in real estate sales.

Land operating expenses to affiliates and non-affiliates were $83,272 and $40,896 for the six months ended June 30, 2011 and 2010, respectively. These costs primarily include real estate tax expense, ground maintenance expense and the Partnership’s proportionate share of the homeowners association fees. The increase in land operating expenses is due to certain credits we received from bonding companies in 2010 which were not available in 2011.

Interest income was $11,495 and $13,902 for the six months ended June 30, 2011 and 2010, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to less cash available to invest and lower interest rates.

Other income was $5,000 and $7,238 for the six months ended June 30, 2011 and 2010, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The decrease in 2011 is due to less transfer fee income as a result of a reduced number of completed Unit transfers.

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

The Illinois Department of Revenue finalized regulations in regards to Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31,

2008. For the taxable year ending December 31, 2010, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the six months ended June 30, 2011 and 2010, respectively, there were no withholdings paid.

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

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it is necessary to hire an engineer to provide an updated punch list of required work. As of the date of this filing, the Partnership has not yet received an updated punch list of required work. The meeting was adjourned until the updated punch list is completed and the parties are able to reconvene. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it is necessary to hire an engineer to provide an updated punch list of required work. As of the date of this filing, the Partnership has not yet received an updated punch list of required work. The meeting was adjourned until the updated punch list is completed and the parties are able to reconvene. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
By:	Inland Real Estate Investment Corporation
Its:	General Partner
By:	/S/ BRENDA G. GUJRAL
By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	August 2, 2011
By:	/S/ GUADALUPE GRIFFIN
By:	Guadalupe Griffin
Its:	Vice President
Date:	August 2, 2011
By:	/S/ DONNA URBAIN
By:	Donna Urbain
Its:	Principal Financial Officer
Date:	August 2, 2011