Form 10-Q
period 2011-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2011-11-02
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Yes  ☐    No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2011 and December 31, 2010

(unaudited)

Assets

	2011	2010

Current assets:
Cash and cash equivalents (Note 1)	$1,947,120	2,119,222
Accounts receivable	38,883	0

Total current assets	1,986,003	2,119,222

Mortgage loan receivable (net of allowance for doubtful accounts of $8,918,412 at September 30, 2011 and December 31, 2010) (Note 5)	0	0
Investment properties, at cost (including acquisition fees paid to affiliates of $366,275 at September 30, 2011 and December 31, 2010) (Note 3):
Land and improvements	17,548,917	18,155,770

Total assets	$19,534,920	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

(continued)

September 30, 2011 and December 31, 2010

(unaudited)

Liabilities and Partners’ Capital

	2011	2010

Current liabilities:
Accounts payable	$15,740	27,368
Accrued real estate taxes	32,986	35,615
Due to affiliates (Note 2)	13,384	19,640
Unearned income	2,962	0

Total current liabilities	65,072	82,623

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,688,574	13,689,294
Cumulative cash distributions	(13,313,195)	(13,313,195)

	375,879	376,599

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2011 and December 31, 2010, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,866,072	67,587,873
Cumulative cash distributions	(90,332,012)	(90,332,012)

	19,093,969	19,815,770

Total Partners’ capital	19,469,848	20,192,369

Total liabilities and Partners’ capital	$19,534,920	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

(unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Revenues:
Sale of investment properties (Note 1)	$0	0	0	301,321
Rental income (Note 4)	42,490	40,151	126,082	119,144
Other operating income	0	0	74,690	71,000

Total revenues	42,490	40,151	200,772	491,465

Expenses:
Cost of investment properties sold	0	0	0	306,000
Professional services to affiliates	10,329	15,634	59,653	74,562
Professional services to non-affiliates	10,082	9,680	68,881	50,317
General and administrative expenses to affiliates	1,879	2,972	11,129	13,999
General and administrative expenses to non-affiliates	3,562	2,747	23,034	24,982
Marketing expenses to affiliates	18,125	1,896	20,547	4,755
Land operating expenses to affiliates	4,158	9,304	16,772	21,970
Land operating expenses to non-affiliates	27,363	47,226	98,021	75,456
Impairment loss on land	650,500	0	650,500	0

Total expenses	725,998	89,459	948,537	572,041

Operating loss	(683,508)	(49,308)	(747,765)	(80,576)

Interest income	5,549	7,079	17,044	20,981
Other income	3,200	4,105	8,200	11,343

Net loss	$(674,759)	(38,124)	(722,521)	(48,252)

Net loss allocated to:
General Partner	$(242)	(335)	(720)	(436)
Limited Partners	(674,517)	(37,789)	(721,801)	(47,816)

Net loss	$(674,759)	(38,124)	(722,521)	(48,252)

Net loss allocated to the one General Partner Unit	$(242)	(335)	(720)	(436)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2011 and 2010)	$(13.47)	(.75)	(14.42)	(.96)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(722,521)	(48,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of investment properties	0	4,679
Impairment loss on land	650,500	0
Changes in assets and liabilities:
Accounts receivable	(38,883)	(36,583)
Accounts payable	(11,628)	(174,302)
Accrued real estate taxes	(2,629)	(14,009)
Due to affiliates	(6,256)	(14,032)
Unearned income	2,962	2,962

Net cash used in operating activities	(128,455)	(279,537)

Cash flows from investing activities:

Additions to investment properties	(43,647)	(109,111)
Proceeds from sale of investment properties	0	301,321

Net cash provided by (used in) investing activities	(43,647)	192,210

Net decrease in cash and cash equivalents	(172,102)	(87,327)
Cash and cash equivalents at beginning of period	2,119,222	2,336,902

Cash and cash equivalents at end of period	$1,947,120	2,249,575

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2011

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through September 30, 2011, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a Unit Repurchase Program.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2011

(unaudited)

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $70,782 and $88,561 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2011 and 2010, respectively, of which $8,784 and $8,780 was unpaid as of September 30, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $20,547 and $4,755 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2011 and 2010, respectively, of which $1,400 and $1,286 was unpaid as of September 30, 2011 and December 31, 2010, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $4,991 and $8,884 have been incurred for the nine months ended September 30, 2011 and 2010, respectively. Such costs are included in investment properties, of which $1,000 and $2,241 was unpaid as of September 30, 2011 and December 31, 2010, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $16,772 and $21,970 for the nine months ended September 30, 2011 and 2010, respectively, and are included in land operating expenses to affiliates, of which $2,200 and $7,333 was unpaid as of September 30, 2011 and December 31, 2010, respectively. The affiliate did not recognize a profit on any project.

As of September 30, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties

Parcel #	Illinois County	Gross Acres	Purchase/	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold	Total Remaining Costs of Parcels at 09/30/11	Current Year Gain (Loss) on Sale Recognized
		Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs

1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	534,106	0	2,053,969	0

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,100	1,909,034	1,925,041	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties (continued)

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 09/30/11	on Sale Recognized

9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties (continued)

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 09/30/11	on Sale Recognized

18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,375,584	1,250,469	9,919,056	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Investment properties (continued)

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Property Sold	Parcels at 09/30/11	on Sale Recognized

23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28(c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	0	915,066	0

				$38,810,025	2,504,276	41,314,301	47,338,903	71,104,287	17,548,917	0

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2011

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the nine months ended September 30, 2011 and 2010, the Partnership recorded an impairment of $650,500 and $0, respectively on land relating to Parcel 18. Based on a recent market study prepared for Parcel 18 for an upcoming auction planned for the fourth quarter of 2011, the remaining book value of Parcel 18 exceeds the estimated fair market value on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining book value to the estimated fair market value. As of September 30, 2011, the total accumulated gain on sale recorded in prior years, net of the impairment losses for Parcel 18 was approximately $1,500,000.

(e)	Reconciliation of investment properties owned:

	September 30,	December 31,
	2011	2010

Balance at January 1,	$18,155,770	18,349,922
Additions during period	43,647	111,848
Impairment loss on land	(650,500)	0
Sales during period	0	(306,000)

Balance at end of period	$17,548,917	18,155,770

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2011

(unaudited)

As of September 30, 2011, the Partnership had farm leases of generally one year in duration, for approximately 721 acres of the approximately 959 acres owned.

(5) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership recorded a deferred gain on these sales. The deferred gain was recognized as sales revenue proportionately over the life of the related mortgage loan receivable only as principal payments were received.

Parcel	Maturity	Interest Rate		Principal Balance 09/30/11	Principal Balance 12/31/10	Accrued Interest Receivable 09/30/11	Deferred Gain 09/30/11

5 & 19	07/01/11	6.00%	$	8,918,412	8,918,412	0	5,210,010

Less allowance for doubtful accounts				8,918,412	8,918,412	0	5,210,010

			$	0	0	0	0

On May 16, 2001, the Partnership sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. The Partnership received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. The Partnership received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. The Partnership also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matured July 1, 2011 and had an interest rate of 6%. The total amount of principal paid since loan inception is $8,581,588 and interest paid since loan inception is $5,449,637. During the first quarter of 2008, the homebuilder who was the obligor under the mortgage loan receivable notified the Partnership that it was experiencing a slowdown in sales contracts for new homes. The Partnership agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, the Partnership determined that the full collectability of the mortgage loan receivable was doubtful. As a result, management elected to reserve $3,923,062 of principal and $2,296,818 of the deferred gain relating to the mortgage loan receivable which was recorded against bad debt expense during 2008.

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage loan receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. The Partnership filed an answer and counterclaim to the complaint to preserve its interest in the foreclosure on March 18, 2010. The holder of the first mortgage filed for summary judgment and we filed a response to that motion on August 24, 2010. On July 27, 2011, a formal judgment of foreclosure was entered. The Partnership’s mortgage loan receivable was included in the judgment of foreclosure subordinate to the first mortgage held by an unaffiliated lender. Since it was unlikely that the remaining value of the property secured by the mortgage loan receivable was in excess of the remaining balance due under the first mortgage, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the remaining deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership had only received minimal payments from the obligor since January 2008, the Partnership

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2011

(unaudited)

did not accrue interest on the financial statements. The Partnership will continue to monitor the activity associated with the mortgage loan receivable and the related interest.

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

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. As of the date of this filing, the Partnership has received a final updated punch list of required work and the bonding company representative is working on obtaining bids to quantify the actual cost to complete the items listed on the punch list. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the nine months ended September 30, 2011 and 2010, we recorded an impairment of $650,500 and $0, respectively, in regards to Parcel 18. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management’s continuous process of analyzing each mortgage loan receivable. During 2009, we evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 for the remaining principal was needed. As of September 30, 2011, the mortgage loan receivable remains fully reserved.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of September 30, 2011 and December 31, 2010, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through September 30, 2011, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,571 acres of the approximately 4,530 acres originally owned. As of September 30, 2011, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170, and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of September 30, 2011, we have used $47,338,903 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2011, we own, in whole or in part, seven parcels, consisting of approximately 959 acres of which 721 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance.

At September 30, 2011, we had cash and cash equivalents of $1,947,120 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2011, we had no land sales. During the nine months ended September 30, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27. During the fourth quarter of 2010, three acres of park land were conveyed to the Fox Valley Park District which was required upon the acceptance of the improvements for Parcel 3/27. Other prior conveyances included the subdivision roadways to the Village of Montgomery and required conveyances to the Kendall County Forest Preserve. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2010 we entered into an agreement to sell the remaining lots of Parcel 3/27 to a builder on a schedule over an 18 month period. The builder purchased the required 9 lots during June 2010. However, during 2011, the builder terminated the agreement and the related escrow funds of $57,000 were released to the Partnership. It is our plan to resume marketing of the lots to both builders and individuals. We may implement a marketing plan that could allow for seller financing options. While we anticipate future lot sales of the remaining acreage of Parcel 3/27, there can be no assurance that any sales will be completed during 2011 or that a distribution will be made to the limited partners. Previously undistributed net sales proceeds will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. Now that the suit has been resolved, we plan to actively market the remaining lots for sale to both homebuilders and individuals interested in acquiring lots to construct their own home. In addition, we currently plan on including all of the remaining lots of Parcel 18 in an auction during the fourth quarter of 2011. The objective of an auction is to accelerate the marketing and provide a competitive buying environment in order to secure the highest price available on a non-contingent basis. One recent report which studies Chicagoland housing market trends reports the lowest number of home closings in the first two quarters of 2011 than it has seen since 1990. Even so, builders are tentatively wading back into the market and it is our belief that our subdivisions are located in geographically desirable locations.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $70,782 and $88,561 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2011 and 2010, respectively, of which $8,784 and $8,780 was unpaid as of September 30, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $20,547 and $4,755 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2011 and 2010, respectively, of which $1,400 and $1,286 was unpaid as of September 30, 2011 and December 31, 2010, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $4,991 and $8,884 have been incurred for the nine months ended September 30, 2011 and 2010, respectively. Such costs are included in investment properties, of which $1,000 and $2,241 was unpaid as of September 30, 2011 and December 31, 2010, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $16,772 and $21,970 for the nine months ended September 30, 2011 and 2010, respectively, and is included in land operating expenses to affiliates, of which $2,200 and $7,333 was unpaid as of September 30, 2011 and December 31, 2010, respectively. The affiliate did not recognize a profit on any project.

As of September 30, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

There were no land sales for the nine months ended September 30, 2011. The lack of sales activity for the nine months ended September 30, 2011 is the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots. For the nine months ended September 30, 2010, income from the sale of investment properties of $301,321 and the related cost of investment properties sold of $306,000 is the result of the sale of nine improved lots which equates to approximately 1.7 acres of Parcel 3/27.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matured July 1, 2011 and had an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified us that it was experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectability of the mortgage loan receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage loan receivable was also reserved and recorded against bad debt expense during 2008. During the third quarter of 2009, based on the available information, we determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. The holder of the first mortgage filed for summary judgment and we filed a response to that motion on August 24, 2010. On July 27, 2011, a formal judgment of foreclosure was entered. The Partnership’s mortgage loan receivable was included in the judgment of foreclosure subordinate to the first mortgage held by an unaffiliated lender. Since it was unlikely that the remaining value of the property secured by the mortgage loan receivable was in excess of the remaining balance due under the first mortgage, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, we determined that the collectability of the interest is doubtful. Since we have only received minimal payments from the obligor since January 2008, we did not accrue interest on the financial statements. We will continue to monitor the activity associated with the mortgage loan receivable and the related interest.

As of September 30, 2011, we owned seven parcels of land consisting of approximately 959 acres. Of the approximately 959 acres owned, 721 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $126,082 and $119,144 for the nine months ended September 30, 2011 and 2010, respectively. Rental income increased due to an increase in the farm rental rates.

Other operating income was $74,690 and $71,000 for the nine months ended September 30, 2011 and 2010, respectively. During 2011, we received $57,000 due to the release of escrow funds from the terminated sales agreement with the homebuilder for Parcel 3/27. In addition, we received $17,690 and $71,000 for the nine months ended September 30, 2011 and 2010, respectively, for reimbursements received from unused development cost escrows in regards to previously sold parcels.

Professional services to affiliates and non-affiliates were $128,534 and $124,879 for the nine months ended September 30, 2011 and 2010, respectively. Professional services to affiliates and non-affiliates increased due to an increase in accounting fees which was offset by the decrease in legal fees as the litigation discussed below settled during the first quarter of 2011.

General and administrative expenses to affiliates and non-affiliates were $34,163 and $38,981 for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage and printing expenses. General and administrative expenses to affiliates and non-affiliates decreased due primarily to a decrease in printing and postage costs.

Marketing expenses to affiliates were $20,547 and $4,755 for the nine months ended September 30, 2011 and 2010, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. Marketing expenses increased primarily due to the payment of $15,000 to an affiliate for marketing services in connection with the upcoming planned auction for Parcel 18.

Land operating expenses to affiliates and non-affiliates were $114,793 and $97,426 for the nine months ended September 30, 2011 and 2010, respectively. These costs primarily include real estate tax expense, ground maintenance expense and the Partnership’s proportionate share of the homeowners association fees. The increase in land operating expenses is due to certain credits we received from bonding companies in 2010 which were not available in 2011.

Interest income was $17,044 and $20,981 for the nine months ended September 30, 2011 and 2010, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to less cash available to invest and lower interest rates.

Other income was $8,200 and $11,343 for the nine months ended September 30, 2011 and 2010, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The decrease in 2011 is due to less transfer fee income as a result of a reduced number of completed Unit transfers.

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

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2011. However, we may reach the maximum threshold shortly after this third quarter filing which will cause us to reject additional transfers for the balance of the year. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue finalized regulations in regards to Illinois income tax withholding requirements for nonresident partners. The withholding requirements were effective for the taxable years ending on or after December 31, 2008. For the taxable year ending December 31, 2010, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ended September 30, 2011 and 2010, respectively, there were no withholdings paid.

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

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. As of the date of this filing, the Partnership has received a final updated punch list of required work and the bonding company representative is working on obtaining bids to quantify the actual cost to complete the items listed on the punch list. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of September 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2011. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, Il. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are far less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. As of the date of this filing, the Partnership has received a final updated punch list of required work and the bonding company representative is working on obtaining bids to quantify the actual cost to complete the items listed on the punch list. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
By:	Inland Real Estate Investment Corporation
Its:	General Partner
By:	/S/ BRENDA G. GUJRAL
By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	November 2, 2011
By:	/S/ GUADALUPE GRIFFIN
By:	Guadalupe Griffin
Its:	Vice President
Date:	November 2, 2011
By:	/S/ DONNA URBAIN
By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 2, 2011