Form 10-K
period 2011-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2012-03-09
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2011, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2011, we have had multiple sales transactions, disposing of approximately 3,571 acres of the approximately 4,530 acres originally owned. We continue to market the remaining acres for sale.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2011, we had no land sales. During the year ended December 31, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27. During 2010, three acres of park land were conveyed to the Fox Valley Park District which was required upon the acceptance of the improvements for Parcel 3/27. Other prior conveyances included the subdivision roadways to the Village of Montgomery and required conveyances to the Kendall County Forest Preserve. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2010 we entered into an agreement to sell the remaining lots of Parcel 3/27 to a builder on a schedule over an 18 month period. The builder purchased the required 9 lots during June 2010. However, during 2011, the builder terminated the agreement and the related escrow funds of $57,000 were released to the Partnership. While we anticipate future lot sales of the remaining acreage of Parcel 3/27, there can be no assurance that any sales will be completed during 2012 or that a distribution will be made to the limited partners. Previously undistributed net sales proceeds will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. With the suit resolved, we are actively marketing the remaining lots for sale to both homebuilders and individuals interested in acquiring lots to construct their own home. One recent report which studies Chicagoland housing market trends reports the lowest number of home closings in the first two quarters of 2011 than it has seen since 1990. Even so, builders are tentatively re-entering into the market and it is our belief that our subdivisions are located in geographically desirable locations.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development. During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin. We continue to work with the Illinois Department of Transportation regarding their interest to acquire approximately 2.3 acres of land to facilitate road improvements to US-30 adjacent to Parcel 20.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

We had no employees during 2011. Accordingly, we hired no compensation consultants.

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

We make available, free of charge, by responding to requests addressed to our Investor Services department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.

Limited Partners wishing to communicate with our general partner can do so by writing to the attention of the general partner in care of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1(A).	Risk Factors

Real Estate Market

Currently, the depressed real estate market, coupled with strict lender requirements, continue to adversely impact sales activity, especially sales of vacant land and residential lots, as developers continue to dispose of excess inventories and have difficulty in obtaining financing for new projects. Therefore, it could take some time for these current trends to improve which could result in an even longer holding period than previously estimated.

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities.

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

Transfer Limit. In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2011. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service,” we understand that limited partnership units may be transferred or assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service”, please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Tax liabilities may be greater than cash distributions. Each limited partner will be required to report the limited partner’s allocable share of our taxable net income on the limited partner’s personal tax return, regardless of whether the limited partner has received any cash distributions from us. Thus, limited partners may incur taxes associated with their proportional share of our net income even though we have not distributed cash to pay the taxes.

Item 1(B).	Unresolved Staff Comments

Not applicable.

Item 2. Properties

We acquired fee ownership of the following real property investments:

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 1, McHenry County, Illinois	372.7590	0	04/25/90
	(372.7590		sold 02/23/04)

Parcel 2, Kendall County, Illinois	41.1180	0	07/06/90
	(3.473		sold 08/29/03)
	(37.645		sold 02/17/05)

Parcel 3/27, Kendall County, Illinois	120.8170	10.8328	11/06/90
	83.5250		03/11/93
	(3.3900		sold 05/17/05)
	(31.0000		sold 07/14/05)
	(74.7000		sold various 2006)
	(36.8500		sold various 2007)
	(6.6000		sold various 2008)
	(36.1262		conveyed 2009)
	(1.7230		sold 06/25/10)
	(3.1200		conveyed 12/28/10)

Parcel 4, Kendall County, Illinois	299.0250	299.0250	06/28/91

Parcel 5, Kane County, Illinois	189.0468	0	02/28/91
	(189.0468		sold 05/16/01)

Parcel 6, Lake County, Illinois	57.3345	0	04/16/91
	(.2580		sold 10/01/94)
	(57.0765		sold 03/22/07)

Parcel 7, McHenry County, Illinois	56.7094	0	04/22/91
	(12.6506		sold various 1997)
	(15.7041		sold various 1998)
	(19.6296		sold various 1999)
	(8.7251		sold various 2000)

Parcel 8, Kane County, Illinois	325.3940	181.5240	06/14/91
	(.8700		sold 04/03/96)
	(63.0000		sold 01/23/01)
	(80.0000		sold 05/11/04)

Parcel 9, Will County, Illinois	9.8670	0	08/13/91
	(9.8670		*09/16/02)

Parcel 10, Will County, Illinois	150.6600	0	08/20/91
	(150.6600		sold 01/10/05)

Parcel 11, Will County, Illinois	138.4470	0	08/20/91
	(138.4470		sold 05/03/93)

Parcel 12, Will County, Illinois	44.7320	0	08/20/91
	(44.7320		*09/16/02)

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
Parcel 13, Will County, Illinois	6.3420	0	09/23/91
	(6.3420		sold 05/03/93)

Parcel 14, Kendall County, Illinois	44.4030	0	09/03/91
	(15.3920		sold 04/16/01)
	(14.2110		sold various 2002)
	(13.6000		sold 04/11/03)
	(1.2000		sold 02/19/04)

Parcel 15, Kendall County, Illinois	100.3640	0	09/04/91
	(5.0000		sold 09/01/93)
	(11.0000		sold 12/01/94)
	(84.3640		sold 08/14/98)

Parcel 16, McHenry County, Illinois	168.9050	0	09/13/91
	(168.9050		sold 08/03/01)

Parcel 17, Kendall County, Illinois	3.4620	0	10/30/91
	(2.1130		sold 03/06/01)
	(1.3490		sold 08/23/02)

Parcel 18, McHenry County, Illinois	139.1697	19.6788	11/07/91
	(9.2500		sold various 2004)
	(33.3197		sold various 2005)
	(62.0200		sold various 2006)
	(12.8800		sold various 2007)
	(2.2400		sold various 2008)
	.2188		settlement agreement 2011

Parcel 19, Kane County, Illinois	436.2360	0	12/13/91
	(436.2360		sold 05/16/01)

Parcel 20, Kane & Kendall Counties, Illinois	400.1290	368.8825	01/31/92
	(21.1380		sold 06/30/99)
	(7.0000		conveyed 2008)
	(3.1085		conveyed 2011)

Parcel 21, Kendall County, Illinois	15.0130	0	05/26/92
	(1.0000		sold 03/16/99)
	(14.0130		sold 09/06/06)

Parcel 22, Kendall County, Illinois	391.9590	28.9960	10/30/92
	(10.0000		sold 01/06/94)
	(5.5380		sold 01/05/96)
	(2.4000		sold 07/27/99)
	(73.3950		sold various 2001)
	(136.0000		sold 08/14/02)

	(34.1400		sold 05/27/03)
	(101.4900		sold various 2004)

Parcel 23, Kendall County, Illinois	133.4750	0	10/30/92
	(.2676		sold 03/16/93)

Parcel & Location	Gross Acres Purchased/Sold	Remaining Acres	Purchase/Sales Date
	(11.5250		donated 07/16/93)
	(44.0700		sold various 1995)
	(8.2500		sold various 1996)
	(2.6100		sold various 1997)
	(10.6624		sold various 1998)
	(5.8752		sold various 1999)
	(49.0120		sold various 2000)
	(.2028		sold various 2001)
	(1.0000		sold various 2002)

Parcel 24, Kendall County, Illinois	4.3140	0	01/21/93
	(4.3140		sold 04/16/01)

Parcel 25, Kendall County, Illinois	656.6870	0	01/28/93
	(656.6870		sold 10/31/95)

Parcel 26, Kane County, Illinois	89.5110	0	03/10/93
	(2.1080		sold 12/03/99)
	(34.2550		sold various 2000)
	(7.8000		sold various 2001)
	(29.1200		sold various 2002)
	(11.3100		sold various 2003)
	(4.9180		sold 01/28/04)

Parcel 28, Kendall County, Illinois	50.0000	50.0000	*09/16/02

*	On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates that the land we acquired will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2011, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

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

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit has been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleges that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) are responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleges that either Bond or Commonwealth Edison Company (“ComEd”), is responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and has pled five affirmative defenses. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond is deemed responsible for the County’s allegations, then B&B, the Partnership, and/or the Individuals bear some or all of this responsibility under a General Agreement of Indemnity purported to apply to the removal of the poles. Bond also seeks its attorneys’ fees based on such General Agreement of Indemnity. Although investigation of the claims and defenses in the Lawsuit are ongoing, the Partnership expects to file a responsive pleading vigorously denying the material allegations asserted by Bond against the Partnership.

Item 4.	RESERVED

Part II

Item 5.	Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 8, 2012, there were 4,129 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

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

Critical Accounting Policies

The Securities and Exchange Commission previously issued Financial Reporting Release (FRR) or FRR No. 60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. We believe that our most critical accounting policies relate to how we value our investment properties, the allocation of costs of investment properties, mortgage loan receivable and revenue recognition. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The purpose of the FRR is to provide investors with an understanding of how management forms these policies. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2011 and 2010, we recorded an impairment of $650,500 and $0, respectively, in regards to Parcel 18. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation - We use the area method of cost allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

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

The valuation and possible subsequent allowance for doubtful accounts is a significant estimate that can and does change based on management’s continuous process of analyzing each mortgage loan receivable. During 2009, we evaluated the mortgage loan receivable and determined that an allowance for doubtful accounts of $8,918,412 for the remaining principal was needed. As of December 31, 2011, the mortgage loan receivable is formally written off.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2011, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2011, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 3,571 acres of the approximately 4,530 acres originally owned. Through December 31, 2011, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised, which was $50,476,170, and cumulative distributions to the general partner have totaled $13,313,195. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. Through December 31, 2011, we have used $47,350,730 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2011, we own, in whole or in part, seven parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense. We continue to market the remaining acres for sale.

At December 31, 2011, we had cash and cash equivalents of $1,952,586 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2011, we had no land sales. During the year ended December 31, 2010, we received net sales proceeds of $301,321 from the sale of nine improved residential lots which equates to approximately 1.7 acres of Parcel 3/27. During 2010, three acres of park land were conveyed to the Fox Valley Park District which was required upon the acceptance of the improvements for Parcel 3/27. Other prior conveyances included the subdivision roadways to the Village of Montgomery and required conveyances to the Kendall County Forest Preserve. Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2010 we entered into an agreement to sell the remaining lots of Parcel 3/27 to a builder on a schedule over an 18 month period. The builder purchased the required 9 lots during June 2010. However, during 2011, the builder terminated the agreement and the related escrow funds of $57,000 were released to the Partnership. While we anticipate future lot sales of the remaining acreage of Parcel 3/27, there can be no assurance that any sales will be completed during 2012 or that a distribution will be made to the limited partners. Previously undistributed net sales proceeds will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. With the suit resolved, we are actively marketing the remaining lots for sale to both homebuilders and individuals interested in acquiring lots to construct their own home. One recent report which studies Chicagoland housing market trends reports the lowest number of home closings in the first two quarters of 2011 than it has seen since 1990. Even so, builders are tentatively re-entering into the market and it is our belief that our subdivisions are located in geographically desirable locations.

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

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We realize it could take some time for these current trends to improve which could result in an even longer holding period. However, we believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $80,282 and $93,624 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $11,978 and $8,780 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed for direct costs. Such costs of $20,587 and $10,966 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $170 and $1,286 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2011 and 2010, we incurred $9,384 and $9,746, respectively, of such costs. Such costs are included in investment properties, of which $1,000 and $2,241 was unpaid as of December 31, 2011 and 2010, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $25,520 and $27,004 for the years ended December 31, 2011 and 2010, respectively, and is included in land operating expenses to affiliates, of which $2,100 and $7,333 was unpaid as of December 31, 2011 and 2010, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

There were no land sales for the year ended December 31, 2011. The lack of sales activity for the year ended December 31, 2011 is the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots. For the year ended December 31, 2010, income from the sale of investment properties of $301,321 and the related cost of investment properties sold of $306,000 is the result of the sale of nine improved lots which equates to approximately 1.7 acres of Parcel 3/27.

During 2001, we sold 189 acres of Parcel 5 and 436 acres of Parcel 19 for $17,500,000 and recorded deferred gain of $10,203,634. We received a deferred down payment note in the amount of $1,500,000, due December 31, 2001. The note had an interest rate of 6%, however the note provided for the interest to be waived if the principal was paid in full by December 1, 2001. We received payment of the deferred down payment note on December 1, 2001 and recognized as sales revenue $875,923 of deferred gain. We also received an installment note in the amount of $16,000,000 at the time of closing. The installment note matured July 1, 2011 and had an interest rate of 6%. During the first quarter of 2008, the homebuilder who is the obligor under the mortgage loan receivable notified us that it was experiencing a slowdown in sales contracts for new homes. As a result, we agreed to temporarily suspend the 6% interest due on the mortgage loan receivable and applied payments received during 2008 toward principal. During the second quarter of 2008, based on the available information, we determined that the full collectability of the mortgage loan receivable was doubtful. As a result, we elected to reserve $3,923,062 of principal. In addition, $2,296,818 of the deferred gain relating to the mortgage loan receivable was also reserved and recorded against bad debt expense during 2008. During the third quarter of 2009, based on the available information, we determined that the collectability of the remaining mortgage receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. We filed our answer and counterclaim to the complaint to preserve our interest in the foreclosure on March 18, 2010. The holder of the first mortgage filed for summary judgment and we filed a response to that motion on August 24, 2010. On July 27, 2011, a formal judgment of foreclosure was entered. The Partnership’s mortgage loan receivable was included in the judgment of foreclosure subordinate to the first mortgage held by an unaffiliated lender. Since it was unlikely that the remaining value of the property secured by the mortgage loan receivable was in excess of the remaining balance due under the first mortgage, we elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense resulting in bad debt expense of $2,082,158 for the nine months ended September 30, 2009. Effective January 1, 2009, accrual of the 6% interest due on the mortgage loan receivable resumed, however, we determined that the collectability of the interest is doubtful. Since we have only received minimal payments from the obligor since January 2008, we did not accrue interest on the financial statements. As of December 31, 2011, the mortgage loan receivable is formally written off.

As of December 31, 2011, we owned seven parcels of land consisting of approximately 959 acres. Of the approximately 959 acres owned, 721 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $168,571 and $159,455 for the years ended December 31, 2011 and 2010, respectively. The rental income for 2011 increased due to an increase in farm rental rates. The 2012 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2012 at slightly increased rates.

Other operating income was $74,690 and $71,000 for the year ended December 31, 2011 and 2010, respectively. During 2011, we received $57,000 due to the release of escrow funds from the terminated sales agreement with the homebuilder for Parcel 3/27. In addition, we received $17,690 and $71,000 for the year ended December 31, 2011 and 2010, respectively, for reimbursements received from unused development cost escrows in regards to previously sold parcels.

Professional services to affiliates and non-affiliates were $156,513 and $166,864 for the year ended December 31, 2011 and 2010, respectively. Professional services to affiliates and non-affiliates decreased due to a decrease in accounting fees and legal fees as the litigation discussed below settled during the first quarter of 2011.

General and administrative expenses to affiliates and non-affiliates were $43,520 and $46,722 for the year ended December 31, 2011 and 2010, respectively. General and administrative expenses primarily include data processing costs, postage and printing expenses. General and administrative expenses to affiliates and non-affiliates decreased primarily due to a decrease in printing and postage costs.

Marketing expenses to affiliates were $20,587 and $10,966 for the year ended December 31, 2011 and 2010, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. Marketing expenses increased primarily due to approximately $7,300 in fees incurred for marketing services by an affiliate in connection with the auction for Parcel 18 held during the fourth quarter of 2011. The auction did not result in any lot sales for Parcel 18, although it did raise awareness in the real estate community for the available lots.

Land operating expenses to affiliates and non-affiliates were $139,289 and $230,871 for the years ended December 31, 2011 and 2010, respectively. These costs primarily include real estate tax expense, ground maintenance expense, insurance expense and the Partnership’s proportionate share of the homeowners association fees. The decrease in land operating expenses is due to less operating expense costs at the residential subdivisions of Parcels 3/27 and 18.

Interest income was $20,029 and $27,972 for the years ended December 31, 2011 and 2010, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to less cash available to invest and lower interest rates.

Other income was $10,700 and $16,293 for the years ended December 31, 2011 and 2010, respectively. The decrease in 2011 is due to less transfer fee income as a result of a reduced number of completed transfer requests.

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

During late February 2012, the Partnership received what the general partner deems to be an acceptable offer from a third party purchaser for Parcel 28 located in Kendall County, Illinois. We are negotiating a purchase and sale agreement for this transaction. Provided the buyer performs, the sale is estimated to result in net sales proceeds of approximately $748,000. Although management considers this to be an attractive offer, the Partnership would realize a potential loss on the sale of approximately $167,000.

For the year ended December 31, 2011, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2011. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable years ending December 31, 2011 and 2010, respectively, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the years ended December 31, 2011 and 2010, respectively, there were no withholdings paid.

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

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit has been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleges that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) are responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleges that either Bond or Commonwealth Edison Company (“ComEd”), is responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and has pled five affirmative defenses. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond is deemed responsible for the County’s allegations, then B&B, the Partnership, and/or the Individuals bear some or all of this responsibility under a General Agreement of Indemnity purported to apply to the removal of the poles. Bond also seeks its attorneys’ fees based on such General Agreement of Indemnity. Although investigation of the claims and defenses in the Lawsuit are ongoing, the Partnership expects to file a responsive pleading vigorously denying the material allegations asserted by Bond against the Partnership.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 9, 2012

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2011 and 2010

Assets

	2011	2010
Current assets:
Cash and cash equivalents (Note 1)	$1,952,586	2,119,222
Accounts receivable	7,682	0

Total current assets	1,960,268	2,119,222

Mortgage loan receivable (net of allowance for doubtful accounts of $0 and $8,918,412 at December 31, 2011 and 2010, respectively) (Note 6)	0	0
Investment properties (including acquisition fees paid to affiliates of $366,275 and $369,560 at December 31, 2011 and 2010, respectively) (Note 4):
Land and improvements	17,560,744	18,155,770

Total assets	$19,521,012	20,274,992

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$19,581	27,368
Accrued real estate taxes	30,233	35,615
Due to affiliates (Note 3)	15,248	19,640

Total current liabilities	65,062	82,623

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,688,435	13,689,294
Cumulative cash distributions	(13,313,195)	(13,313,195)

	375,740	376,599

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2011 and 2010, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,852,313	67,587,873
Cumulative cash distributions	(90,332,012)	(90,332,012)

	19,080,210	19,815,770

Total Partners’ capital	19,455,950	20,192,369

Total liabilities and Partners’ capital	$19,521,012	20,274,992

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2011 and 2010

	2011	2010
Revenues:
Sale of investment properties (Notes 1 and 4)	$0	301,321
Rental income (Note 5)	168,571	159,455
Other operating income	74,690	71,000

Total revenues	243,261	531,776

Expenses:
Cost of investment properties sold	0	306,000
Professional services to affiliates	68,282	80,412
Professional services to non-affiliates	88,231	86,452
General and administrative expenses to affiliates	12,000	13,212
General and administrative expenses to non-affiliates	31,520	33,510
Marketing expenses to affiliates	20,587	10,966
Land operating expenses to affiliates	25,520	27,004
Land operating expenses to non-affiliates	113,769	203,867
Impairment loss on land	650,500	0

Total expenses	1,010,409	761,423

Operating loss	(767,148)	(229,647)

Interest income	20,029	27,972
Other income	10,700	16,293

Net loss	$(736,419)	(185,382)

Net loss allocated to (Note 2):
General Partner	$(859)	(1,807)
Limited Partners	(735,560)	(183,575)

Net loss	$(736,419)	(185,382)

Net loss allocated to the one General Partner Unit	$(859)	(1,807)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2011 and 2010)	$(14.69)	(3.67)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2011 and 2010

	General Partner	Limited Partners	Total

Balance at January 1, 2010	$378,406	19,999,345	20,377,751

Net loss (Note 2)	(1,807)	(183,575)	(185,382)

Balance at December 31, 2010	$376,599	19,815,770	20,192,369

Net loss (Note 2)	(859)	(735,560)	(736,419)

Balance at December 31, 2011	$375,740	19,080,210	19,455,950

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(736,419)	(185,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of investment properties	0	4,679
Impairment loss on land	650,500	0
Changes in assets and liabilities:
Accounts receivable	(7,682)	0
Accounts payable	(7,787)	(205,055)
Accrued real estate taxes	(5,382)	(4,849)
Due to affiliates	(4,392)	(16,546)

Net cash flow used in operating activities	(111,162)	(407,153)

Cash flows from investing activities:
Additions to investment properties	(55,474)	(111,848)
Proceeds from sale of investment properties	0	301,321

Net cash flow provided by (used in) investing activities	(55,474)	189,473

Net decrease in cash and cash equivalents	(166,636)	(217,680)
Cash and cash equivalents at beginning of year	2,119,222	2,336,902

Cash and cash equivalents at end of year	$1,952,586	2,119,222

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2011 and 2010

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2011, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

For vacant land parcels and parcels with insignificant buildings and improvements, the Partnership uses the area method of allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Repair and maintenance expenses are charged to operations as incurred.

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

	2011		2010
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$19,521,012	27,053,450	20,274,992	27,807,432

Partners’ capital:
General Partner	375,740	187,827	376,599	195,191
Limited Partners	19,080,210	26,800,566	19,815,770	27,529,621

Net loss allocated:
General Partner	(859)	(43,617)	(1,807)	(1,660)
Limited Partners	(735,560)	(4,318,094)	(183,575)	(399,778)

Net loss per Limited Partnership Unit	(14.69)	(86.24)	(3.67)	(7.98)

The net loss per Unit is based upon the weighted average number of Units of 50,068 during 2011and 2010.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $80,282 and $93,624 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $11,978 and $8,780 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of the General Partner performs marketing and advertising services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $20,587 and $10,966 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2011 and 2010, respectively, of which $170 and $1,286 was unpaid as of December 31, 2011 and 2010, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2011 and 2010, the Partnership incurred $9,384 and $9,746, respectively, of such costs. Such costs are included in investment properties, of which $1,000 and $2,241 was unpaid as of December 31, 2011 and 2010, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $25,520 and $27,004 for the years ended December 31, 2011 and 2010 and are included in land operating expenses to affiliates, of which $2,100 and $7,333 was unpaid as of December 31, 2011 and 2010, respectively. The affiliate does not recognize a profit on any project.

As of December 31, 2011 and 2010, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/11	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	534,106	0	2,053,969	0

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,245	1,909,034	1,925,186	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/11	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/ Impaired	Total Remaining Costs of Parcels at 12/31/11	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
18 (d)	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,387,266	1,250,469	9,930,738	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(4) Investment properties (continued)

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/11	Current Year Loss on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A (a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A (b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	0	915,066	0

				$38,810,025	2,504,276	41,314,301	47,350,730	71,104,287	17,560,744	0

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2011 and 2010, the Partnership recorded an impairment of $650,500 and $0, respectively on land relating to Parcel 18. Based on a recent market study prepared for Parcel 18 for an auction which occurred during the fourth quarter of 2011, the remaining book value of Parcel 18 exceeds the estimated fair market value on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining book value to the estimated fair market value. As of December 31, 2011, the total accumulated gain on sale recorded in prior years, net of the impairment losses, for Parcel 18 was approximately $1,500,000.

(e)	Reconciliation of investment properties owned:

	2011	2010
Balance at January 1,	$18,155,770	18,349,922
Additions during year	55,474	111,848
Impairment loss on land	(650,500)	0
Sales during year	0	(306,000)

Balance at December 31,	$17,560,744	18,155,770

(f)	The aggregate cost of investment properties owned at December 31, 2011 for Federal income tax purposes was approximately $17,561,000 (unaudited).

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2011, the Partnership had farm leases of generally one year in duration, for approximately 721 acres of the approximately 959 acres owned.

(6) Mortgage Loan Receivable

The mortgage loan receivable is the result of sales of parcels, in whole or in part. The Partnership recorded a deferred gain on these sales.

Parcel	Maturity	Interest Rate	Principal Balance 12/31/11	Principal Balance 12/31/10	Accrued Interest Receivable 12/31/11	Deferred Gain 12/31/11
5 & 19	07/01/11	6.00%	$0	8,918,412	0	0

Less allowance for doubtful accounts			0	8,918,412	0	0

			$0	0	0	0

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

During the third quarter of 2009, based on the available information, the Partnership determined that the collectability of the remaining mortgage loan receivable was doubtful. The mortgage loan receivable is subordinate to a first mortgage held by an unaffiliated lender. The holder of the first mortgage filed a complaint of foreclosure during September 2009. The Partnership filed an answer and counterclaim to the complaint to preserve its interest in the foreclosure on March 18, 2010. The holder of the first mortgage filed for summary judgment and we filed a response to that motion on August 24, 2010. On July 27, 2011, a formal judgment of foreclosure was entered. The Partnership’s mortgage loan receivable was included in the judgment of foreclosure subordinate to the first mortgage held by an unaffiliated lender. Since it was unlikely that the remaining value of the property secured by the mortgage loan receivable was in excess of the remaining balance due under the first mortgage, management elected to reserve the remaining $4,995,350 of principal as of September 30, 2009. In addition, the remaining deferred gain of $2,913,192 relating to the mortgage loan receivable was also reserved and recorded against bad debt expense. Effective January 1, 2009, accrual of the 6% interest due on the

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

mortgage loan receivable resumed, however, the Partnership determined that the collectability of the interest is also doubtful. Since the Partnership had only received minimal payments from the obligor since January 2008, the Partnership did not accrue interest on the financial statements. As of December 31, 2011, the mortgage loan receivable is formally written off.

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

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit has been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleges that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) are responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleges that either Bond or Commonwealth Edison Company (“ComEd”), is responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and has pled five affirmative defenses. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond is deemed responsible for the County’s allegations, then B&B, the Partnership, and/or the Individuals bear some or all of this responsibility under a General Agreement of Indemnity purported to apply to the removal of the poles. Bond also seeks its attorneys’ fees based on such General Agreement of Indemnity. Although investigation of the claims and defenses in the Lawsuit are ongoing, the Partnership expects to file a responsive pleading vigorously denying the material allegations asserted by Bond against the Partnership.

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

During late February 2012, the Partnership received what the General Partner deems to be an acceptable offer from a third party purchaser for Parcel 28 located in Kendall County, Illinois. The Partnership is negotiating a purchase and sale agreement for this transaction. Provided the buyer performs, the sale is estimated to result in net sales proceeds of approximately $748,000. Although management considers this to be an attractive offer, the Partnership would realize a potential loss on the sale of approximately $167,000.

For the year ended December 31, 2011, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9.	Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2011.

Item 9(A).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our general partner has a code of ethics that applies to all of its employees. We will provide the code of ethics free of charge upon written request to our Investor Services department in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2012.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Brenda G. Gujral	Director and Chief Executive Officer of IREIC and principal executive officer of the Partnership
Brian Conlon	President of IREIC
Catherine L. Lynch	Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Vice President of IREIC-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund, L.P. and Vice President - Controller of IREIC
Cathleen M. Hrtanek	Assistant Counsel and Assistant Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 68) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

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

ROBERT H. BAUM (age 68) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

ROBERT D. PARKS (age 68) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA GUJRAL (age 69) serves as chief executive officer and a director of IREIC. She served as president and a director of IREIC from July 1987 through June 1992. She was again named president and a director of IREIC upon her return to IREIC in January 1998, and served as president until January 2011. She has been a director of Inland Securities Corporation since January 1997, and served as its president and chief operating officer from January 1997 to June 2009. Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc. since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003, serving as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

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

Ms. Gujral has been with the Inland organization for thirty four years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of NAREIT, the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).

BRIAN M. CONLON (age 52) has served as president of IREIC since January 2011, and as director since February 2011. In these roles, Mr. Conlon oversees the company’s day-to-day operations, as well as strategic planning for all Inland-sponsored investment products. He also serves as president and as a director of Inland Securities Corporation, a wholly-owned subsidiary of IREIC. In that capacity, he directs all capital-raising activities through a national team of internal and external wholesalers. Mr. Conlon began his career with Inland in September 1999 as executive vice president for Inland Securities Corporation.

Prior to joining Inland, Mr. Conlon served as executive vice president and chief operating officer of Wells Real Estate Funds. In these roles, he was responsible for managing the day-to-day operations of the company’s real estate investments and capital-raising initiatives. Mr. Conlon received a bachelor’s degree (BBA) from Georgia State University in Atlanta, Georgia, and a master’s degree in business administration (MBA) from the University of Dallas in Dallas, Texas. Mr. Conlon has earned the Certified Financial Planner (CFP) and Certified Commercial Investment Member (CCIM) designations and holds Series 7, 24, and 63 licenses with FINRA.

Mr. Conlon is a member of the Board of Directors of the IPA and currently serves on their Non-Listed REIT Committee. In addition, he serves on the Policy Subcommittee of the NAREIT Non-Traded REIT Council and formerly served on the National Board of the Financial Planning Association (FPA).

CATHERINE L. LYNCH (age 53) joined the Inland organization in 1989 and is currently the chief financial officer and secretary of IREIC and Inland Securities Corporation. Ms. Lynch had served as the treasurer and secretary of IREIC since January 1995 and as treasurer and secretary of Inland Securities Corporation since June 1995. Ms. Lynch worked for KPMG LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University, Normal, Illinois. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 67) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995. She served as president of Inland Securities Corporation from July 1995 to March 1997 and since July 1995 has served as a director of Inland Securities Corporation and since March 1997 has served as Inland Securities Corporation’s vice president. She has served as vice president – administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She served as president of Inland American Business Manager & Advisor, Inc. from October 2004 to January 2012. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Ms. Matlin also has been a vice president of Inland Institutional Capital Partners Corporation since May 2006, and a director of Pan American Bank since December 2007. Ms. Matlin is the vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. Since August 2011 she has been a vice president of Inland Monthly Income Trust, Inc. and Inland Monthly Income Business Manager & Advisor, Inc. Since April 2009 she has served as president of Inland Opportunity Business Manager & Advisor, Inc.

Prior to joining IREIC, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 licenses from FINRA and is a member of the Investment Program Association and the Real Estate Securities Association.

GUADALUPE GRIFFIN (age 47) joined Inland in 1994. Ms. Griffin serves as vice president of IREIC and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships, and limited liability companies, which include the development of operating and disposition strategies for the partnerships and investor communications. Ms. Griffin also serves as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin holds an Illinois Real Estate Sales License.

DONNA URBAIN (age 49) joined Inland in 2002 and is the principal financial officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 35) joined Inland in 2005 and is an assistant counsel and assistant vice president of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since August 2009, and as the secretary of Inland Monthly Income Trust, Inc. and Inland Monthly Income Business Manager & Advisor since August 2011. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2011, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $80,282, of which $11,978 was unpaid as of December 31, 2011.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2011, such costs were $20,587, of which $170 was unpaid as of December 31, 2011.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate does not recognize a profit on any project. For the year ended December 31, 2011, we incurred $9,384 of such costs, of which $1,000 was unpaid as of December 31, 2011, and which are included in investment properties. In addition, the costs related to Parcels 3/27 and 18 totaled $25,520 for the year ended December 31, 2011 and is included in land operating expenses to affiliates, of which $2,100 was unpaid as of December 31, 2011.

As of December 31, 2011 and 2010, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

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

Item 14:	Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2011	2010

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$51,225	50,759

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2011 and 2010, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 18 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners Capital, (iv) the Statements of Cash Flows and (v) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2011 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Chief Executive Officer and Director
Date:	March 9, 2012

/s/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Vice President
Date:	March 9, 2012

/s/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	March 9, 2012

/s/ ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 9, 2012

/s/ DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 9, 2012