Form 10-Q
period 2012-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2012-05-09
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes  X    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2012 and December 31, 2011

(unaudited)

Assets

	(90,332,012)	(90,332,012)
	2012	2011

Current assets:
Cash and cash equivalents (Note 1)	$2,082,234	1,952,586
Accounts receivable	0	7,682
Accounts receivable associated with investment property held for sale	4,854	0
Investment property held for sale	744,400	0

Total current assets	2,831,488	1,960,268

Investment properties (including acquisition fees paid to affiliates of $366,275 at March 31, 2012 and December 31, 2011, respectively) (Note 4):
Land and improvements	16,653,199	17,560,744

Total assets	$19,484,687	19,521,012

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$15,831	19,581
Accrued real estate taxes	34,210	30,233
Due to affiliates (Note 3)	22,847	15,248
Unearned income	156,658	0
Liabilities associated with investment property held for sale	4,314	0

Total current liabilities	233,860	65,062

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,688,090	13,688,435
Cumulative cash distributions	(13,313,195)	(13,313,195)

	375,395	375,740

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2012 and December 31, 2011, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,647,535	66,852,313
Cumulative cash distributions	(90,332,012)	(90,332,012)

	18,875,432	19,080,210

Total Partners’ capital	19,250,827	19,455,950

Total liabilities and Partners’ capital	$19,484,687	19,521,012

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2012 and 2011

(unaudited)

	2012	2011

Revenues:
Rental income (Note 5)	50,764	38,668

Total revenues	50,764	38,668

Expenses:
Professional services to affiliates	17,238	26,408
Professional services to non-affiliates	37,921	37,440
General and administrative expenses to affiliates	4,621	6,672
General and administrative expenses to non-affiliates	14,422	10,700
Marketing expenses to affiliates	1,722	1,916
Land operating expenses to affiliates	7,388	6,976
Land operating expenses to non-affiliates	13,836	30,015

Total expenses	97,148	120,127

Operating loss	(46,384)	(81,459)

Interest income	2,368	6,281
Other income	5,700	3,100

Loss from continuing operations	(38,316)	(72,078)

Discontinued operations (Note 2):
Income from discontinued operations	3,859	2,123
Provision for loss on investment property held for sale	(170,666)	0

Income (loss) from discontinued operations	(166,807)	2,123

Net loss	$(205,123)	(69,955)

Net loss allocated to:
General Partner	$(345)	(699)
Limited Partners	(204,778)	(69,256)

Net loss	$(205,123)	(69,955)

Net loss allocated to the one General Partner Unit	$(345)	(699)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2012 and 2011):
Continuing operations	$(.76)	(1.42)
Discontinued operations	(3.33)	.04

	$(4.09)	(1.38)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(205,123)	(69,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loss on investment property held for sale	170,666	0
Changes in assets and liabilities:
Accounts receivable	7,682	0
Accounts receivable associated with investment property held for sale	(4,854)	0
Accounts payable	(3,750)	(1,073)
Accrued real estate taxes	3,977	9,375
Due to affiliates	7,599	6,212
Liabilities associated with investment property held for sale	4,314	0
Unearned income	156,658	48,595

Net cash provided by (used in) operating activities	137,169	(6,846)

Cash flows from investing activities:

Additions to investment properties	(7,521)	(39,774)

Net cash used in investing activities	(7,521)	(39,774)

Net increase (decrease) in cash and cash equivalents	129,648	(46,620)
Cash and cash equivalents at beginning of period	1,952,586	2,119,222

Cash and cash equivalents at end of period	$2,082,234	2,072,602

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2012

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2011, which are included in the Partnership’s 2011 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through March 31, 2012, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a Unit Repurchase Program.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2011 financial statements to conform to the 2012 presentation. Unless otherwise noted, all disclosures in the financial statements relate to the continuing operations of the Partnership.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2012

(unaudited)

(2) Discontinued Operations and Investment Property Held for Sale

On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 for approximately $748,500, which resulted in net sales proceeds of $744,400. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities are separately classified as investment property held for sale on the accompanying balance sheet of March 31, 2012 and the operations for both periods presented are included in discontinued operations on the accompanying statements of operations. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $21,859 and $33,080 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which $18,422 and $11,978 was unpaid as of March 31, 2012 and December 31, 2011, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $1,722 and $1,916 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which $200 and $170 was unpaid as of March 31, 2012 and December 31, 2011, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $6,066 and $1,995 have been incurred for the three months ended March 31, 2012 and 2011, respectively. Such costs are included in investment properties, of which $1,900 and $1,000 was unpaid as of March 31, 2012 and December 31, 2011, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $7,388 and $6,976 for the three months ended March 31, 2012 and 2011, respectively, and are included in land operating expenses to affiliates, of which $2,325 and $2,100 was unpaid as of March 31, 2012 and December 31, 2011, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of March 31, 2012, the Partnership owned seven parcels of land consisting of approximately 959 acres. One of these parcels, Parcel 28, consisting of approximately 50 acres is classified as investment property held for sale.

(a)	On a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

March 31, 2012

(unaudited)

the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2012 and 2011, respectively, the Partnership had recorded no such impairment.

(b)	Reconciliation of investment properties owned (including investment property held for sale):

	March 31,	December 31,
	2012	2011

Balance at January 1,	$17,560,744	18,155,770
Additions during year	7,521	55,474
Impairment loss	0	(650,500)
Provision for loss on investment property held for sale	(170,666)	0
Investment property held for sale	(744,400)	0

Balance at end of period,	$16,653,199	17,560,744

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2012, the Partnership had farm leases of generally one year in duration, for approximately 721 acres of the approximately 959 acres owned.

(6) Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership has received a final updated punch list of required work and the bonding company representative is working on obtaining bids to quantify the actual cost to complete the items listed on the punch list. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2012

(unaudited)

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit has been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleges that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) are responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleges that either Bond or Commonwealth Edison Company (“ComEd”) is responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and has pled five affirmative defenses. The affirmative defenses generally allege that the bond did not cover the pole relocation, that only one pole needs to be relocated at significantly less cost, and alternatively, that ComEd is responsible for any pole relocation costs. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond is deemed responsible for or settles the County’s allegations, then B&B, the Partnership, and/or the Individuals bear some or all of this responsibility under a General Agreement of Indemnity. Bond also seeks its attorneys’ fees based on such General Agreement of Indemnity.

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. B&B, ComEd, and the Individuals have not responded to the pleadings filed by Bond or the County. We understand that the County has served discovery requests to B&B, Bond, and ComEd. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Because the case only recently has been filed and served, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for July 9, 2012.

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

On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 for approximately $748,500, which resulted in net sales proceeds of $744,400. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

For the quarter ended March 31, 2012, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2012 and 2011, respectively, we have not recorded any such impairment. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation - We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

Assets Held for Sale - In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are classified on the statements of operations as discontinued operations for all periods presented. As of March 31, 2012 and December 31, 2011, we have classified $744,400 for Parcel 28 and $0, respectively, as investment property held for sale. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through March 31, 2012, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,571 acres of the approximately 4,530 acres originally owned. As of March 31, 2012, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170, and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of March 31, 2012, we have used $47,358,251 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2012, we own, in whole or in part, seven parcels, consisting of approximately 959 acres of which 721 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance.

At March 31, 2012, we had cash and cash equivalents of $2,082,234 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2012 and 2011, respectively, we had no land sales. Previously undistributed net sales proceeds will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. With the suit resolved, we are marketing the remaining lots for sale to both homebuilders and individuals interested in acquiring lots to construct their own home.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development. During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin. We understand that the Illinois Department of Transportation intends to use a condemnation proceeding to acquire approximately 2.3 acres of land to facilitate road improvements to US-30 adjacent to Parcel 20; however, we have not yet received any notice of such a filing as of the date of this report.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $21,859 and $33,080 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which $18,422 and $11,978 was unpaid as of March 31, 2012 and December 31, 2011, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $1,722 and $1,916 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2012 and 2011, respectively, of which $200 and $170 was unpaid as of March 31, 2012 and December 31, 2011, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $6,066 and $1,995 have been incurred for the three months ended March 31, 2012 and 2011, respectively. Such costs are included in investment properties, of which $1,900 and $1,000 was unpaid as of March 31, 2012 and December 31, 2011, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $7,388 and $6,976 for the three months ended March 31, 2012 and 2011, respectively, and is included in land operating expenses to affiliates, of which $2,325 and $2,100 was unpaid as of March 31, 2012 and December 31, 2011, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

There were no land sales for the three months ended March 31, 2012 and 2011. The lack of sales activity for the three months ended March 31, 2012 and 2011 is the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots.

As of March 31, 2012, we owned seven parcels of land consisting of approximately 959 acres. Of the approximately 959 acres owned, 721 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $50,764 and $38,668 for the three months ended March 31, 2012 and 2011, respectively. Rental income increased due to an increase in the farm rental rates.

Professional services to affiliates and non-affiliates were $55,159 and $63,848 for the three months ended March 31, 2012 and 2011, respectively. Professional services to affiliates and non-affiliates decreased due to a decrease in legal fees as the litigation in regards to Parcel 18 settled during the first quarter of 2011.

General and administrative expenses to affiliates and non-affiliates were $19,043 and $17,372 for the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in farm management fees. Farm management fees are incurred when the farm rent is negotiated and collected. During the three months ended March 31, 2012, the annual amount of the farm lease was collected in one installment; therefore, the farm management fee was fully assessed during the first quarter.

Marketing expenses to affiliates were $1,722 and $1,916 for the three months ended March 31, 2012 and 2011, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. There were no significant changes between 2012 and 2011.

Land operating expenses to affiliates and non-affiliates were $21,224 and $36,991 for the three months ended March 31, 2012 and 2011, respectively. These costs primarily include real estate tax expense, ground maintenance expense and the Partnership’s proportionate share of the homeowners association fees. The decrease in land operating expenses is due to homeowners association fees and less grounds maintenance expenses for the residential lots.

Interest income was $2,368 and $6,281 for the three months ended March 31, 2012 and 2011, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to lower interest rates.

Other income was $5,700 and $3,100 for the three months ended March 31, 2012 and 2011, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The increase in 2012 is due to more transfer fee income as a result of an increased number of completed Unit transfers.

Income from discontinued operations was $3,859 and $2,123 for the three months ended March 31, 2012 and 2011, respectively. Included in income from discontinued operations are the rental income, insurance and real estate taxes pertaining to the investment property held for sale. The income from discontinued operations increased primarily due to an increase in the farm rent rates. In addition, as of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

Investment properties

The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the quarter ending March 31, 2012.

Investment properties activity (including investment property held for sale):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Held for sale/Impaired	Total Remaining Costs of Parcels at 03/31/12	Current Year Gain (Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs

1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	534,106	0	2,053,969	0

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,245	1,909,034	1,925,186	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (including investment property held for sale) (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of Property	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Sold/Held for sale/Impaired	Acquisition Costs	Total Costs	Subsequent to Acquisition	Sold/Held for Sale/Impaired	Parcels at 03/31/12	on Sale Recognized

9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (including investment property held for sale) (continued):

		Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Held for sale/Impaired	Total Remaining Costs of Parcels at 03/31/12	Current Year Gain (Loss) on Sale Recognized
Parcel #	Illinois County			Sold/Held for sale/Impaired	Acquisition Costs	Total Costs

18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,394,787	1,250,469	9,938,259	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

Investment properties activity (including investment property held for sale) (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized	Costs of Property	Total Remaining Costs of	Current Year Gain (Loss)
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Sold/Held for sale/Impaired	Acquisition Costs	Total Costs	Subsequent to Acquisition	Sold/Held for sale/Impaired	Parcels at 03/31/12	on Sale Recognized

23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)*	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	170,666	744,400	0

				$38,810,025	2,504,276	41,314,301	47,358,251	71,274,953	17,397,599	0

*	denotes parcel classified as investment property held for sale

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 for approximately $748,500, which resulted in net sales proceeds of $744,400. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

For the quarter ended March 31, 2012, there are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not yet reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2012. Therefore, we may authorize additional sales of partnership units directly between parties during 2012. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable year ending December 31, 2011, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the three months ended March 31, 2012 and 2011, respectively, there were no withholdings paid.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership has received a final updated punch list of required work and the bonding company representative is working on obtaining bids to quantify the actual cost to complete the items listed on the punch list. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit has been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleges that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) are responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleges that either Bond or Commonwealth Edison Company (“ComEd”) is responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and has pled five affirmative defenses. The affirmative defenses generally allege that the bond did not cover the pole relocation, that only one pole needs to be relocated at significantly less cost, and alternatively, that ComEd is responsible for any pole relocation costs. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond is deemed responsible for or settles the County’s allegations, then B&B, the Partnership, and/or the Individuals bear some or all of this responsibility under a General Agreement of Indemnity. Bond also seeks its attorneys’ fees based on such General Agreement of Indemnity.

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. B&B, ComEd, and the Individuals have not responded to the pleadings filed by Bond or the County. We understand that the County has served discovery requests to B&B, Bond, and ComEd. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Because the case only recently has been filed and served, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for July 9, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding bonds and related fees is approximately $4.3 million, however, we believe the actual costs of the remaining improvements of the subdivision are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding companies on this matter who attended a preliminary meeting on March 31, 2011 with representatives from the Village. The goal of the meeting was to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership has received a final updated punch list of required work and the bonding company representative is working on obtaining bids to quantify the actual cost to complete the items listed on the punch list. As the Partnership learns more information from the representative of the bonding companies, we will update this matter in future reports. At this time, it is not possible to determine what, if any, liability will be asserted against the Partnership or the materiality of any outcome.

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit has been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleges that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) are responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleges that either Bond or Commonwealth Edison Company (“ComEd”) is responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and has pled five affirmative defenses. The affirmative defenses generally allege that the bond did not cover the pole relocation, that only one pole needs to be relocated at significantly less cost, and alternatively, that ComEd is responsible for any pole relocation costs. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond is deemed responsible for or settles the County’s allegations, then B&B, the Partnership, and/or the Individuals bear some or all of this responsibility under a General Agreement of Indemnity. Bond also seeks its attorneys’ fees based on such General Agreement of Indemnity.

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. B&B, ComEd, and the Individuals have not responded to the pleadings filed by Bond or the County. We understand that the County has served discovery requests to B&B, Bond, and ComEd. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Because the case only recently has been filed and served, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for July 9, 2012.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes (tagged as blocks of text). This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.
By:	Inland Real Estate Investment Corporation
Its:	General Partner
By:	/S/ BRENDA G. GUJRAL
By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	May 9, 2012
By:	/S/ GUADALUPE GRIFFIN
By:	Guadalupe Griffin
Its:	Vice President
Date:	May 9, 2012
By:	/S/ DONNA URBAIN
By:	Donna Urbain
Its:	Principal Financial Officer
Date:	May 9, 2012