Form 10-Q
period 2012-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2012-11-02
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes ☐    No   X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2012 and December 31, 2011

(unaudited)

Assets	2012	2011

Current assets:
Cash and cash equivalents (Note 1)	$3,105,462	1,952,586
Accounts receivable	0	7,682

Total current assets	3,105,462	1,960,268

Investment properties at cost (including acquisition fees paid to affiliates of $339,956 and $366,275 at September 30, 2012 and December 31, 2011, respectively) (Note 4):
Land and improvements	16,071,080	17,560,744

Total assets	$19,176,542	19,521,012

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$14,986	19,581
Accrued expenses	1,200,000	0
Accrued real estate taxes	22,808	30,233
Due to affiliates (Note 3)	30,282	15,248
Unearned income	53,407	0

Total current liabilities	1,321,483	65,062

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,675,609	13,688,435
Cumulative cash distributions	(13,313,195)	(13,313,195)

	362,914	375,740

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2012 and December 31, 2011, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	65,264,248	66,852,313
Cumulative cash distributions	(90,332,012)	(90,332,012)

	17,492,145	19,080,210

Total Partners’ capital	17,855,059	19,455,950

Total liabilities and Partners’ capital	$19,176,542	19,521,012

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2012 and 2011

(unaudited)

		Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Revenues:
Rental income (Note 5)	$	53,654	39,529	157,514	117,294
Other operating income		0	0	0	74,690

Total revenues		53,654	39,529	157,514	191,984

Expenses:
Professional services to affiliates		15,467	10,329	51,239	59,653
Professional services to non-affiliates		33,740	10,082	81,909	68,881
General and administrative expenses to affiliates		4,130	1,879	11,679	11,129
General and administrative expenses to non-affiliates		3,233	3,562	24,654	23,034
Marketing expenses to affiliates		2,276	18,125	5,395	20,547
Marketing expenses to non-affiliates		2,017	0	2,292	0
Land operating expenses to affiliates		9,035	4,158	24,419	16,772
Land operating expenses to non-affiliates		13,687	26,385	1,263,454	95,108
Impairment loss on land		0	650,500	0	650,500

Total expenses		83,585	725,020	1,465,041	945,624

Operating loss		(29,931)	(685,491)	(1,307,527)	(753,640)

Interest income		2,982	5,549	8,299	17,044
Other income		2,100	3,200	12,750	8,200

Loss from continuing operations		(24,849)	(676,742)	(1,286,478)	(728,396)

Discontinued operations (Note 2):
Income from discontinued operations		0	1,983	3,910	5,875
Provision for loss on investment property held for sale		0	0	(170,666)	0
Loss on sale of investment properties		(147,657)	0	(147,657)	0

Income (loss) from discontinued operations		(147,657)	1,983	(314,413)	5,875

Net loss	$	(172,506)	(674,759)	(1,600,891)	(722,521)

Net loss allocated to:
General Partner	$	(249)	(242)	(12,826)	(720)
Limited Partners		(172,257)	(674,517)	(1,588,065)	(721,801)

Net loss	$	(172,506)	(674,759)	(1,600,891)	(722,521)

Net loss allocated to the one General Partner Unit	$	(249)	(242)	(12,826)	(720)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2012 and 2011):
Continuing operations	$	(.49)	(13.52)	(25.44)	(14.54)
Discontinued operations		(2.95)	.04	(6.28)	.12

	$	(3.44)	(13.48)	(31.72)	(14.42)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011

(unaudited)

		2012	2011

Cash flows from operating activities:
Net loss	$	(1,600,891)	(722,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (including discontinued operations):
Loss on sale of investment property		147,657	0
Provision for loss on investment property held for sale		170,666	0
Impairment loss on land		0	650,500
Changes in assets and liabilities:
Accounts receivable		7,682	(38,883)
Accounts payable		(4,595)	(11,628)
Accrued expenses		1,200,000	0
Accrued real estate taxes		(7,425)	(2,629)
Due to affiliates		15,034	(6,256)
Unearned income		53,407	2,962

Net cash used in operating activities		(18,465)	(128,455)

Cash flows from investing activities:
Additions to investment properties		(23,870)	(43,647)
Proceeds from sale of investment property		450,811	0
Proceeds from disposition of investment property held for sale		744,400	0

Net cash provided by (used in) investing activities		1,171,341	(43,647)

Net increase (decrease) in cash and cash equivalents		1,152,876	(172,102)
Cash and cash equivalents at beginning of period		1,952,586	2,119,222

Cash and cash equivalents at end of period	$	3,105,462	1,947,120

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2012

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through September 30, 2012, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a Unit Repurchase Program.

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

Certain reclassifications, as a result of discontinued operations, have been made to the 2011 financial statements to conform to the 2012 presentation. Unless otherwise noted, all disclosures in the financial statements relate to the continuing operations of the Partnership.

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

September 30, 2012

(unaudited)

(2) Discontinued Operations and Investment Property Held for Sale

On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 resulting in net sales proceeds of $744,400. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities were separately classified as investment property held for sale on the balance sheet as of March 31, 2012. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. On September 19, 2012, the condemnation proceedings initiated by the Illinois Department of Transportation concluded and the Partnership received $450,811 for 4.077 acres of Parcel 20 which had a cost of $598,468, resulting in a loss of $147,657. The operations for both periods presented are included in discontinued operations on the accompanying statements of operations for the period ended September 30, 2012.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $62,918 and $70,782 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2012 and 2011, respectively, of which $19,872 and $11,978 was unpaid as of September 30, 2012 and December 31, 2011, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $5,395 and $20,547 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2012 and 2011, respectively, of which $480 and $170 was unpaid as of September 30, 2012 and December 31, 2011, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $18,647 and $4,991 have been incurred for the nine months ended September 30, 2012 and 2011, respectively. Such costs are included in investment properties, of which $4,200 and $1,000 was unpaid as of September 30, 2012 and December 31, 2011, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $24,419 and $16,772 for the nine months ended September 30, 2012 and 2011, respectively, and are included in land operating expenses to affiliates, of which $5,730 and $2,100 was unpaid as of September 30, 2012 and December 31, 2011, respectively. The affiliate did not recognize a profit on any project.

As of September 30, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of September 30, 2012, the Partnership owned six parcels of land consisting of approximately 905 acres. On April 17, 2012, Parcel 28, consisting of approximately 50 acres, was sold. On September 19, 2012, the condemnation proceedings initiated by the Illinois Department of Transportation concluded and the Partnership received $450,811 for 4.077 acres of Parcel 20.

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

September 30, 2012

(unaudited)

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the nine months ended September 30, 2012 and 2011, respectively, the Partnership had recorded an impairment of $0 and $650,500, respectively. The impairment for the nine months ended September 30, 2011 related to Parcel 18. Based on a market study prepared for a fourth quarter 2011 auction, it was determined that the remaining book value of Parcel 18 exceeded the estimated fair market value on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining book value to the estimated fair market value.

(b)	Reconciliation of investment properties owned:

		September 30, 2012	December 31, 2011

Balance at January 1,	$	17,560,744	18,155,770
Additions during period		23,870	55,474
Impairment loss		0	(650,500)
Provision for loss on investment property held for sale		(170,666)	0
Sales during period		(1,342,868)	0

Balance at end of period,	$	16,071,080	17,560,744

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2012, the Partnership had farm leases of generally one year in duration, for approximately 674 acres of the approximately 905 acres owned.

(6) Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

September 30, 2012

(unaudited)

remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds is approximately $1.2 million. Based on this information, as of September 30, 2012, the Partnership has accrued $1.2 million for the estimated cost of the improvements.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, and is expected to complete its production and serve interrogatory responses in December 2012. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Due to the early stages of discovery, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for November 29, 2012.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the nine months ended September 30, 2012 and 2011, respectively, we had recorded an impairment of $0 and $650,500, respectively. The impairment for the nine months ended September 30, 2011 related to Parcel 18. Based on a market study prepared for a fourth quarter 2011 auction, it was determined that the remaining book value of Parcel 18 exceeded the estimated fair market value on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining book value to the estimated fair market value. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of September 30, 2012 and December 31, 2011, we have not classified any investment properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through September 30, 2012, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,625 acres of the approximately 4,530 acres originally owned. As of September 30, 2012, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170, and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of September 30, 2012, we have used $47,374,600 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2012, we own, in whole or in part, six parcels, consisting of approximately 905 acres of which 674 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance expense.

At September 30, 2012, we had cash and cash equivalents of $3,105,462 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the nine months ended September 30, 2012, we received net sales proceeds of $744,400 from the sale of the 50 acres comprising Parcel 28 and we received condemnation proceeds of $450,811 for 4.077 acres of Parcel 20. During the nine months ended September 30, 2011, there were no land sales. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

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

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development. During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin. The Illinois Department of Transportation (“IDOT”) initiated condemnation proceedings to acquire rights to approximately 4.077 acres of land to facilitate its road improvement project at US-30 adjacent to Parcel 20. IDOT acquired rights via right of way taking, permanent easements, and temporary easements. IDOT initiated appraisals for the land acquisitions and based the compensation amounts on such appraisals. The court issued an order approving the compensation amount to the Partnership totaling $450,811 which we received on September 19, 2012. During the third quarter of 2012, we entered into a purchase agreement to sell approximately 2 acres of Parcel 20 to an unaffiliated third party purchaser; however, the agreement is contingent upon the buyer obtaining various corporate and governmental approvals. The agreement provides for a 9-month feasibility period to accomplish these items. Provided the buyer waives the contingencies, the transaction could potentially close on or about June 27, 2013.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, adversely impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. Inquiries on the Partnership’s land holdings have increased resulting in the sale of 50 acres of parcel 28. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $62,918 and $70,782 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2012 and 2011, respectively, of which $19,872 and $11,978 was unpaid as of September 30, 2012 and December 31, 2011, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $5,395 and $20,547 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2012 and 2011, respectively, of which $480 and $170 was unpaid as of September 30, 2012 and December 31, 2011, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $18,647 and $4,991 have been incurred for the nine months ended September 30, 2012 and 2011, respectively. Such costs are included in investment properties, of which $4,200 and $1,000 was unpaid as of September 30, 2012 and December 31, 2011, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $24,419 and $16,772 for the nine months ended September 30, 2012 and 2011, respectively, and are included in land operating expenses to affiliates, of which $5,730 and $2,100 was unpaid as of September 30, 2012 and December 31, 2011, respectively. The affiliate did not recognize a profit on any project.

As of September 30, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of September 30, 2012, we owned six parcels of land consisting of approximately 905 acres. Of the approximately 905 acres owned, 674 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $157,514 and $117,294 for the nine months ended September 30, 2012 and 2011, respectively. Rental income increased due to an increase in the farm rental rates.

Professional services to affiliates and non-affiliates were $133,148 and $128,534 for the nine months ended September 30, 2012 and 2011, respectively. Professional services to affiliates and non-affiliates increased due to an increase in accounting fees for state tax filings and XBRL filing requirements.

General and administrative expenses to affiliates and non-affiliates were $36,333 and $34,163 for the nine months ended September 30, 2012 and 2011, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in farm management fees. Farm management fees are incurred when the farm rent is negotiated and collected. During the three months ended March 31, 2012, the annual amount of the farm lease was collected in one installment; therefore, the farm management fee was fully assessed during the first quarter. In addition, the unearned income of $53,407 reflects the collection of all the annual farm rent during the first quarter of 2012.

Marketing expenses to affiliates and non-affiliates were $7,687 and $20,547 for the nine months ended September 30, 2012 and 2011, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The decrease in marketing expenses for 2012 is due to the non-recurring auction expense of $15,000 paid to an affiliate during 2011.

Land operating expenses to affiliates and non-affiliates were $1,287,873 and $111,880 for the nine months ended September 30, 2012 and 2011, respectively. These costs typically include real estate tax expense, grounds maintenance expense and the Partnership’s proportionate share of the homeowners association fees. However, for the nine months ended September 30, 2012, we have accrued $1,200,000 in land operating costs as a result of the estimated liability for the punch list of required work under the subdivision bond obligations for Parcels 5 and 19 of the Blackberry subdivision in Elburn, IL. See the litigation discussion below. Excluding the subdivision bond matter, land operating expenses decreased due to lower real estate taxes for the subdivisions and less grounds maintenance for the subdivisions.

Interest income was $8,299 and $17,044 for the nine months ended September 30, 2012 and 2011, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to lower interest rates.

Other income was $12,750 and $8,200 for the nine months ended September 30, 2012 and 2011, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The increase in 2012 is due to more transfer fee income as a result of an increased number of completed Unit transfers.

Income from discontinued operations was $3,910 and $5,875 for the nine months ended September 30, 2012 and 2011, respectively. Included in income from discontinued operations are the rental income, insurance and real estate taxes pertaining to Parcel 28 which was classified as investment property held for sale at March 31, 2012 and subsequently sold on April 17, 2012. In addition, during the first quarter of 2012, the carrying value of Parcel 28 was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. For the nine months ended September 30, 2012, income from the sale of investment property of $450,811 and the related cost of investment property sold of $598,468 is the result of IDOT condemnation proceeds for 4.077 acres of Parcel 20. The lack of sales activity for the nine months ended September 30, 2011 was the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots.

Investment properties

The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the quarter ending September 30, 2012.

Investment properties activity:

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Held for Sale/Impaired	Total Remaining Costs of Parcels at 09/30/12	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
1	McHenry	372.7590	04/25/90	$	2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90		549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90		2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10

4	Kendall	299.0250	06/28/91		1,442,059	77,804	1,519,863	535,793	0	2,055,656	0

5	Kane	189.0468	02/28/91		1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91		904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91		680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91		3,496,700	262,275	3,758,975	75,420	1,909,034	1,925,361	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Held for Sale/Impaired	Total Remaining Costs of Parcels at 09/30/12	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
9 (c)	Will	9.8670	08/13/91	$	0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91		1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91		289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91		0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91		139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91		888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91		1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91		1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91		435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Held for Sale/Impaired	Total Remaining Costs of Parcels at 09/30/12	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
18	McHenry	139.1697	11/07/91	$	1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91		4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92		1,692,623	101,318	1,793,941	9,409,274	1,848,937	9,354,278	(147,657)
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12

21	Kendall	15.0130	05/26/92		250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92		3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Held for Sale/Impaired	Total Remaining Costs of Parcels at 09/30/12	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
23	Kendall	133.2074	10/30/92	$	3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92		170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93		645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93		155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93		1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93		1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02		661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$	38,810,025	2,504,276	41,314,301	47,374,600	72,617,821	16,071,080	(147,657)

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable year ending December 31, 2011, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ended September 30, 2012 and 2011, respectively, there were no withholdings paid.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds is approximately $1.2 million. Based on this information, as of September 30, 2012, the Partnership has accrued $1.2 million for the estimated cost of the improvements.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, and is expected to complete its production and serve interrogatory responses in December 2012. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Due to the early stages of discovery, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for November 29, 2012.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of September 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.   Legal Proceedings

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bond company, the estimated cost of the improvements for the work related to the bonds is approximately $1.2 million. Based on this information, as of September 30, 2012, the Partnership has accrued $1.2 million for the estimated cost of the improvements.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, and is expected to complete its production and serve interrogatory responses in December 2012. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Due to the early stages of discovery, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for November 29, 2012.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	November 2, 2012

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	November 2, 2012

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer
Date:	November 2, 2012