Form 10-K
period 2012-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2013-03-07
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2012, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2012, we have had multiple sales transactions, disposing of approximately 3,625 acres of the approximately 4,530 acres originally owned. We continue to own the remaining acres until such time as we receive a favorable offer which the general partner deems to be reflective of the market for the land within that area.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2012, we received net sales proceeds of $744,400 from the sale of the 50 acres comprising Parcel 28 and we received condemnation proceeds of $450,811 for 4.077 acres of Parcel 20. During the year ended December 31, 2011, there were no land sales. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities. We will evaluate our cash needs during the upcoming year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. With the suit resolved, marketing of the remaining lots for sale to both homebuilders and individuals commenced. Due to the downturn in the real estate market, no serious offers have been received. During the second quarter of 2012, we mailed information regarding the residential lots to several local and national homebuilders. Initial response has been favorable and we remain optimistic that the recent improvements in the economy and residential real estate markets will enable the Partnership to find a builder willing to acquire some if not all of our residential lots.

Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2011, the original builder who purchased all but the 57 remaining lots of Parcel 3/27 terminated the sales agreement and the related escrow funds of $57,000 were released to the Partnership in 2011. During February 2013, we entered into two separate contracts with a third party purchaser for the sale of the remaining 57 lots of Parcel 3/27. Provided the purchaser completes its due diligence of the properties, obtains the necessary municipal approvals outlined in the contract and waives on all of its contingencies, the transaction could potentially close during 2013.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development. During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin. The Illinois Department of Transportation (“IDOT”) initiated condemnation proceedings to acquire rights to approximately 4.077 acres of land to facilitate its road improvement project at US-30 adjacent to Parcel 20. IDOT acquired rights via right of way taking, permanent easements, and temporary easements. IDOT obtained appraisals for the land acquisitions and based the compensation amount on such appraisals. The court issued an order approving the compensation amount to the Partnership totaling $450,811 which we received on September 19, 2012. During the third quarter of 2012, we entered into a purchase agreement to sell approximately 2 acres of Parcel 20 to an unaffiliated third party; however, the agreement is contingent upon the buyer obtaining various corporate and governmental approvals. The agreement provides for a 9-month feasibility period to accomplish these items. Provided the buyer waives or satisfies the contingencies, the transaction could potentially close in the summer of 2013.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, continues to impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received.

We had no employees during 2012. Accordingly, we hired no compensation consultants.

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

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities. There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to a given parcel of land owned by the partnership will be successful. Sometimes local residents oppose our efforts. Sometimes local authorities require us to spend funds to facilitate future development of the land as a condition of rezoning or to continue a special land use or to satisfy performance bonds required by municipalities for developments. There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

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

Nature of Farm Leases and Limited Current Income. With the exception of limited amounts of cash which may be generated from leasing land as farmland or for other revenue-producing activities, pre-development land does not generate current income. Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes and insurance). At the same time, our farm rental revenue is subject to a farm tenant’s ability to pay the contracted rent, which depends on circumstances such as fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases.

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

Not applicable.

Item 2. Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the year ended December 31, 2012.

Investment properties activity:

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain (Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	535,901	0	2,055,764	0
5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01
6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07
7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000
8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,420	1,909,034	1,925,361	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain (Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02
10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93
12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain (Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01
20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,431,765	1,848,937	9,376,769	(147,657)
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06
22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs			Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 12/31/12	Current Year Gain (Loss) on Sale Recognized
				Original Costs	Acquisition Costs	Total Costs
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,397,199	72,617,821	16,093,679	(147,657)

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates our land will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of the parcels purchased by us consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2012, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3.     Legal Proceedings

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bond company, the estimated cost of the improvements for the work related to the bonds is approximately $1.3 million. Based on this information, during 2012, the Partnership has accrued $1.3 million for the estimated cost of the improvements.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, and is expected to complete its production and serve interrogatory responses in March 2013. The County’s counsel also has informed counsel for the parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case. ComEd has failed to produce discovery responses or documents and has been ordered by the Court to do so no later than March 15, 2013. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Due to the early stages of discovery, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for March 15, 2013.

Item 4.     Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 6, 2013, there were 4,094 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

We have not made any distributions to our partners in 2011 or 2012. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received . These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the year ended December 31, 2012 and 2011, we recorded an impairment of $0 and $650,500, respectively, in regards to Parcel 18. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2012, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2012, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 3,625 acres of the approximately 4,530 acres originally owned. Through December 31, 2012, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised, which was $50,476,170, and cumulative distributions to the general partner have totaled $13,313,195. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. Through December 31, 2012, we have used $47,397,199 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2012, we own, in whole or in part, six parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense. We continue to market the remaining acres for sale.

At December 31, 2012, we had cash and cash equivalents of $3,039,229 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2012, we received net sales proceeds of $744,400 from the sale of the 50 acres comprising Parcel 28 and we received condemnation proceeds of $450,811 for 4.077 acres of Parcel 20. During the year ended December 31, 2011, there were no land sales. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

Parcel 18 has been zoned and planned for residential use. On March 2, 2011, a settlement agreement and mutual release with prejudice was reached with William Ryan Homes, Inc. (“Ryan”), the former builder of Parcel 18. As part of the settlement the builder transferred a residential lot to the Partnership and in return, the Partnership paid to Ryan approximately $34,000. With the suit resolved, marketing of the remaining lots for sale to both homebuilders and individuals commenced. Due to the downturn in the real estate market, no serious offers have been received. During the second quarter of 2012, we mailed information regarding the residential lots to several local and national homebuilders. Initial response is favorable and we remain optimistic that the recent improvements in the economy and residential real estate markets will enable the Partnership to find a builder willing to acquire some if not all of our residential lots.

Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. During 2011, the original builder who purchased all but the 57 remaining lots of Parcel 3/27 terminated the sales agreement and the related escrow funds of $57,000 were released to the Partnership in 2011. During February 2013, we entered into two separate contracts with a third party purchaser for the sale of the remaining 57 lots of Parcel 3/27. Provided the purchaser completes its due diligence of the properties, obtains the necessary municipal approvals outlined in the contract and waives on all of its contingencies, the transaction could potentially close during 2013.

We plan to enhance the value of our remaining land through pre-development activities such as rezoning, annexation and land planning. We have already been successful in, or are in the process of, pre-development activity on several of our land investments. Parcel 20 has been granted rezoning which will permit additional land to be used for development. During March 2011, approximately 3.1 acres of Parcel 20 were conveyed to the Village of Montgomery for use as part of a sanitary booster station and a storm water management basin. The Illinois Department of Transportation (“IDOT”) initiated condemnation proceedings to acquire rights to approximately 4.077 acres of land to facilitate its road improvement project at US-30 adjacent to Parcel 20. IDOT acquired rights via right of way taking, permanent easements, and temporary easements. IDOT obtained appraisals for the land acquisitions and based the compensation amount on such appraisals. The court issued an order approving the compensation amount to the Partnership totaling $450,811 which we received on September 19, 2012. During the third quarter of 2012, we entered into a purchase agreement to sell approximately 2 acres of Parcel 20 to an unaffiliated third party; however, the agreement is contingent upon the buyer obtaining various corporate and governmental approvals. The agreement provides for a 9-month feasibility period to accomplish these items. Provided the buyer waives or satisfies the contingencies, the transaction could potentially close in the summer of 2013.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, continues to impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $75,756 and $80,282 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, of which $21,754 and $11,978 was unpaid as of December 31, 2012 and 2011, respectively.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed for direct costs. Such costs of $3,282 and $18,470 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, of which $200 and $170 was unpaid as of December 31, 2012 and 2011, respectively.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2012 and 2011, we incurred $24,070 and $9,384, respectively, of such costs. Such costs are included in investment properties, of which $1,800 and $1,000 was unpaid as of December 31, 2012 and 2011, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $37,816 and $27,637 for the years ended December 31, 2012 and 2011, respectively, and is included in land operating expenses to affiliates, of which $2,700 and $2,100 was unpaid as of December 31, 2012 and 2011, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2012, we owned six parcels of land consisting of approximately 905 acres. Of the approximately 905 acres owned, 674 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $210,922 and $156,821 for the years ended December 31, 2012 and 2011, respectively. The rental income for 2012 increased due to an increase in farm rental rates. The 2013 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2013 at increased rates.

Other operating income was $0 and $74,690 for the years ended December 31, 2012 and 2011, respectively. During 2011, we received $57,000 due to the release of escrow funds from a terminated sales agreement with a homebuilder for Parcel 3/27. In addition, we received $0 and $17,690 for the years ended December 31, 2012 and 2011, respectively, for reimbursements received from unused development cost escrows in regards to previously sold parcels.

Professional services to affiliates and non-affiliates were $168,874 and $156,513 for the years ended December 31, 2012 and 2011, respectively. Professional services to affiliates and non-affiliates increased due to an increase in accounting fees for state tax filings and XBRL filing requirements.

General and administrative expenses to affiliates and non-affiliates were $40,926 and $43,520 for the years ended December 31, 2012 and 2011, respectively. General and administrative expenses primarily include data processing costs, postage, printing, investor services expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates decreased primarily due to a decrease in investor services expenses.

Marketing expenses to affiliates and non-affiliates were $5,574 and $18,470 for the years ended December 31, 2012 and 2011, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale and monitoring activity at the parcels. The decrease in marketing expenses for 2012 is due to the non-recurring auction expense of $15,000 paid to an affiliate during 2011. The marketing expenses paid to non-affiliates during 2012 were for signage costs.

Land operating expenses to affiliates and non-affiliates were $1,417,920 and $137,750 for the years ended December 31, 2012 and 2011, respectively. These costs typically include real estate tax expense, ground maintenance expense, insurance expense and the Partnership’s proportionate share of the homeowners association fees. However, for the year ended December 31, 2012, we have accrued $1,300,000 in land operating costs as a result of the estimated liability for the punch list of required work under the subdivision bond obligations for Parcels 5 and 19 of the Blackberry subdivision in Elburn, IL. See the litigation discussion below. Excluding the subdivision bond matter, land operating expenses decreased due to lower real estate taxes for the subdivisions and less grounds maintenance for the subdivisions.

Interest income was $11,190 and $20,029 and for the years ended December 31, 2012 and 2011, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to less cash available to invest and lower interest rates.

Other income was $15,750 and $10,700 for the years ended December 31, 2012 and 2011, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The increase for 2012 is due to more completed Unit transfers.

Income from discontinued operations was $3,910 and $8,094 for the years ended December 31, 2012 and 2011, respectively. Included in income from discontinued operations are the rental income, insurance and real estate taxes pertaining to Parcel 28 which was classified as investment property held for sale at March 31, 2012 and subsequently sold on April 17, 2012. In addition, during the first quarter of 2012, the carrying value of Parcel 28 was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. For the year ended December 31, 2012, income from the sale of investment property of $450,811 and the related cost of investment property sold of $598,468 is the result of IDOT condemnation proceeds for 4.077 acres of Parcel 20. The lack of sales activity for the year ended December 31, 2011 was the result of the depressed real estate market and the slowdown in the sales of vacant land and residential lots.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable years ending December 31, 2012 and 2011, respectively, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the years ended December 31, 2012 and 2011, respectively, there were no withholdings paid.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds is approximately $1.3 million. Based on this information, as of December 31, 2012, the Partnership has accrued $1.3 million for the estimated cost of the improvements.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, and is expected to complete its production and serve interrogatory responses in March 2013. The County’s counsel also has informed counsel for the parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case. ComEd has failed to produce discovery responses or documents and has been ordered by the Court to do so no later than March 15, 2013. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Due to the early stages of discovery, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for March 15, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2012 and 2011, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 7, 2013

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2012 and 2011

Assets

	2012	2011
Current assets:
Cash and cash equivalents (Note 1)	$3,039,229	1,952,586
Accounts receivable	0	7,682
Other assets	4,492	0

Total current assets	3,043,721	1,960,268

Investment properties (including acquisition fees paid to affiliates of $339,956 and $366,275 at December 31, 2012 and 2011, respectively) (Note 5):
Land and improvements	16,093,679	17,560,744

Total assets	$19,137,400	19,521,012

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$34,992	19,581
Accrued expenses (Note 7)	1,300,000	0
Accrued real estate taxes	29,849	30,233
Due to affiliates (Note 4)	26,454	15,248

Total current liabilities	1,391,295	65,062

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,674,520	13,688,435
Cumulative cash distributions	(13,313,195)	(13,313,195)

	361,825	375,740

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2012 and 2011, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	65,156,383	66,852,313
Cumulative cash distributions	(90,332,012)	(90,332,012)

	17,384,280	19,080,210

Total Partners’ capital	17,746,105	19,455,950

Total liabilities and Partners’ capital	$19,137,400	19,521,012

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2012 and 2011

	2012	2011

Revenues:
Rental income (Note 6)	$210,922	156,821
Other operating income	0	74,690

Total revenues	210,922	231,511

Expenses:
Professional services to affiliates	62,123	68,282
Professional services to non-affiliates	106,751	88,231
General and administrative expenses to affiliates	13,633	12,000
General and administrative expenses to non-affiliates	27,293	31,520
Marketing expenses to affiliates	3,282	18,470
Marketing expenses to non-affiliates	2,292	0
Land operating expenses to affiliates	37,816	27,637
Land operating expenses to non-affiliates	1,380,104	110,113
Impairment loss on land	0	650,500

Total expenses	1,633,294	1,006,753

Operating loss	(1,422,372)	(775,242)

Interest income	11,190	20,029
Other income	15,750	10,700

Loss from continuing operations	$(1,395,432)	(744,513)

Discontinued operations (Note 3):
Income from discontinued operations	3,910	8,094
Provision for loss on investment property held for sale	(170,666)	0
Loss on sale of investment properties	(147,657)	0

Income (loss) from discontinued operations	(314,413)	8,094

Net loss	$(1,709,845)	(736,419)

Net loss allocated to (Note 2):
General Partner	$(13,915)	(859)
Limited Partners	(1,695,930)	(735,560)

Net loss	$(1,709,845)	(736,419)

Net loss allocated to the one General Partner Unit	$(13,915)	(859)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2012 and 2011)
Continuing operations	$(27.59)	(14.85)
Discontinued operations	(6.28)	.16

	$(33.87)	(14.69)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2012 and 2011

	General Partner	Limited Partners	Total

Balance at January 1, 2011	$376,599	19,815,770	20,192,369

Net loss (Note 2)	(859)	(735,560)	(736,419)

Balance at December 31, 2011	$375,740	19,080,210	19,455,950

Net loss (Note 2)	(13,915)	(1,695,930)	(1,709,845)

Balance at December 31, 2012	$361,825	17,384,280	17,746,105

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(1,709,845)	(736,419)
Adjustments to reconcile net loss to net cash used in operating activities (including discontinued operations):
Loss on sale of investment properties	147,657	0
Provision for loss on investment property held for sale	170,666	0
Impairment loss on land	0	650,500
Changes in assets and liabilities:
Accounts receivable	7,682	(7,682)
Other current assets	(4,492)	0
Accounts payable	426	(7,787)
Accrued expenses	1,300,000	0
Accrued real estate taxes	(384)	(5,382)
Due to affiliates	11,206	(4,392)

Net cash flow used in operating activities	(77,084)	(111,162)

Cash flows from investing activities:
Additions to investment properties	(31,484)	(55,474)
Proceeds from sale of investment properties	450,811	0
Proceeds from disposition of investment property held for sale	744,400	0

Net cash flow provided by (used in) investing activities	1,163,727	(55,474)

Net increase (decrease) in cash and cash equivalents	1,086,643	(166,636)
Cash and cash equivalents at beginning of year	1,952,586	2,119,222

Cash and cash equivalents at end of year	$3,039,229	1,952,586

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2012 and 2011

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2012, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing and non-interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, the Partnership would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received . These factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

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

	2012		2011
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$19,137,400	26,669,840	19,521,012	27,053,450

Partners’ capital:
General Partner	361,825	172,205	375,740	187,827
Limited Partners	17,384,280	25,106,342	19,080,210	26,800,566

Net loss allocated:
General Partner	(13,915)	(915)	(859)	(43,617)
Limited Partners	(1,695,930)	(408,931)	(735,560)	(4,318,094)

Net loss per Limited Partnership Unit	(33.87)	(8.17)	(14.69)	(86.24)

The net loss per Unit is based upon the weighted average number of Units of 50,068 during 2012 and 2011.

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

As a general rule, Net Sale Proceeds will be distributed 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received from Net Sale Proceeds (i) a return of their Original Capital plus (ii) a noncompounded Cumulative Preferred Return of 15% of their Invested Capital. However, with respect to each parcel of land, the General Partner’s 10% share will be subordinated until the Limited Partners receive a return of the Original Capital attributed to such parcel (“Parcel Capital”) plus a 6% per annum noncompounded Parcel Cumulative Preferred Return thereon.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Discontinued Operations and Investment Property Held for Sale

On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 resulting in net sales proceeds of $744,400. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities were separately classified as investment property held for sale on the balance sheet as of March 31, 2012. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. On September 19, 2012, the condemnation proceedings initiated by the Illinois Department of Transportation concluded and the Partnership received $450,811 for 4.077 acres of Parcel 20 which had a cost of $598,468, resulting in a loss of $147,657. The operations for both periods presented are included in discontinued operations on the accompanying statements of operations for the years ended December 31, 2012 and 2011, respectively.

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $75,756 and $80,282 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, of which $21,754 and $11,978 was unpaid as of December 31, 2012 and 2011, respectively.

An affiliate of the General Partner performs marketing and advertising services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $3,282 and $18,470 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2012 and 2011, respectively, of which $200 and $170 was unpaid as of December 31, 2012 and 2011, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2012 and 2011, the Partnership incurred $24,070 and $9,384, respectively, of such costs. Such costs are included in investment properties, of which $1,800 and $1,000 was unpaid as of December 31, 2012 and 2011, respectively. In addition, the costs related to Parcels 3/27 and 18 totaled $37,816 and $27,637 for the years ended December 31, 2012 and 2011, respectively, and are included in land operating expenses to affiliates, of which $2,700 and $2,100 was unpaid as of December 31, 2012 and 2011, respectively. The affiliate does not recognize a profit on any project.

As of December 31, 2012 and 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5) Investment properties

As of December 31, 2012, the Partnership owned six parcels of land consisting of approximately 905 acres. On April 17, 2012, Parcel 28, consisting of approximately 50 acres, was sold. On September 19, 2012, the condemnation proceedings initiated by the Illinois Department of Transportation concluded and the Partnership received $450,811 for 4.077 acres of Parcel 20.

(a)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received. The aforementioned indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2012 and 2011, respectively, the Partnership had recorded an impairment of $0 and $650,500, respectively. The impairment for the year ended December 31, 2011 related to Parcel 18. Based on a market study prepared for a fourth quarter 2011 auction, it was determined that the remaining book value of Parcel 18 exceeded the estimated fair market value on the remaining lots and accordingly, the Partnership recorded the impairment loss to reduce the remaining book value to the estimated fair market value.

(b)	Reconciliation of investment properties owned:

	2012	2011
Balance at January 1,	$17,560,744	18,155,770
Additions during year	46,469	55,474
Impairment loss on land	0	(650,500)
Provision for loss on investment property held for sale	(170,666)	0
Sales during year	(1,342,868)	0

Balance at December 31,	$16,093,679	17,560,744

(c)	The aggregate cost of investment properties owned at December 31, 2012 for Federal income tax purposes was approximately $16,090,000 (unaudited).

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(6) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2012, the Partnership had farm leases of generally one year in duration, for approximately 674 acres of the approximately 905 acres owned.

(7) Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds is approximately $1.3 million. Based on this information, as of December 31, 2012, the Partnership has accrued $1.3 million for the estimated cost of the improvements.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, and is expected to complete its production and serve interrogatory responses in March 2013. The County’s counsel also has informed counsel for the parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case. ComEd has failed to produce discovery responses or documents and has been ordered by the Court to do so no later than March 15, 2013. No discovery requests have been served on the Partnership.

The investigation of the claims and defenses in the Lawsuit is ongoing. Due to the early stages of discovery, it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The parties are in the process of discovery, and the next status hearing has been set for March 15, 2013.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2012.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2013.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Brenda G. Gujral	Director and President of IREIC and principal executive officer of the Partnership
Catherine L. Lynch	Director, Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management
Donna Urbain	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P. and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Assistant Counsel and Assistant Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 69) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation, a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008.

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

ROBERT H. BAUM (age 69) has been a principal of the Inland real estate organization since May 1968 and is currently the vice-chairman and executive vice-president and general counsel of The Inland Group, positions he has held since July 1982. In his capacity as general counsel, Mr. Baum is responsible for supervising the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

ROBERT D. PARKS (age 69) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has also served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

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

BRENDA GUJRAL (age 70) serves as a director of IREIC and has served as its president since February 2012 (and served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011). Ms. Gujral was appointed chief executive officer of IREIC in January 2008 until February 2012. She has been a director of Inland Securities Corporation since January 1997, and has served as its current president since January 2013 (and served as its president and chief operating officer from January 1997 to June 2009). Ms. Gujral was a director of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from its inception in March 2003 until May 2012 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral serves as a director of Inland American Real Estate Trust, Inc. and served as its president since its inception in October of 2004 until December of 2011. She also serves as a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008 and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and has served as its President since May 2012. She has been a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral oversees and works closely with IREIC’s executive officer’s to administer to the daily operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication. Ms. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.

Ms. Gujral has been with the Inland organization for thirty five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of the National Association of Real Estate Investment Trusts (“NAREIT”), the Investment Program Association (“IPA”) and the Real Estate Investment Securities Association (“REISA”).

CATHERINE L. LYNCH (age 54) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and treasurer and secretary (since June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director and treasurer of Inland Investment Advisors, Inc. since June 1995, as a director and treasurer of Inland Institutional Capital Partners, Inc. since May 2006, and as a director of Inland Private Capital Corporation since May 2012. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accounts and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 68) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Private Capital Corporation since May 2001, a vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and vice president of Inland Securities Corporation since July 1995. Since December 2007 Ms. Matlin has served as a director of Pan American Bank. Since 2008 Ms. Matlin has served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. She has served as vice president of administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. She served as president of Inland American Business Manager & Advisor from October 2004 until December 2011. She has served as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA and is a member of REISA.

GUADALUPE GRIFFIN (age 48) joined Inland in 1994. Ms. Griffin serves as senior vice president of IREIC and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for the asset management and day-to-day operations of the public and private partnerships, and limited liability companies, which include the development of operating and disposition strategies for the partnerships and investor communications. Ms. Griffin also has served as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin holds an Illinois Real Estate Brokers License.

DONNA URBAIN (age 50) joined Inland in 2002 and is the principal financial officer with respect to Inland Land Appreciation Fund, L.P. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 36) joined Inland in 2005 and is an assistant counsel and assistant vice president of The Inland Real Estate Group, Inc. In her capacity as assistant counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since August 2009, and as the secretary of Inland Monthly Income Trust, Inc. and Inland Monthly Income Business Manager & Advisor since August 2011. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2012, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $75,756, of which $21,754 was unpaid as of December 31, 2012.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2012, such costs were $3,282, of which $200 was unpaid as of December 31, 2012.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate does not recognize a profit on any project. For the year ended December 31, 2012, we incurred $24,070 of such costs, of which $1,800 was unpaid as of December 31, 2012, and which are included in investment properties. In addition, the costs related to Parcels 3/27 and 18 totaled $37,816 for the year ended December 31, 2012 and is included in land operating expenses to affiliates, of which $2,700 was unpaid as of December 31, 2012.

As of December 31, 2012 and 2011, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not maintain any equity compensation plans.

(a)	The following person is a beneficial owner of more than 5% of our limited partnership units:

Title of Class	Amount of Beneficial Ownership	Percent of Class

Limited partner units	Douglas R. Nash 2150 Talman Court, Winter Park, FL 32792 2,297.782 Units	5.56%

The Schedule 13G filed by Douglas R. Nash on February 6, 2013 states that as of February 1, 2013, Douglas R. Nash beneficially owns 2,297.782 limited partner units or 5.56% of class. He has sole power to vote 1,937.908 units and sole power to dispose of 1,937.908 units. He has shared power with RTH Investments LLC (manager is Douglas R. Nash) to vote 859.874 units and shared power to dispose of 859.874 units.

(b)	The officers and directors of our general partner own as a group the following units of our partnership:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Limited partner units	184 Units, directly	Less than 1%

No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

(c)	There exists no arrangement, known us, the operation of which may, at a subsequent date, result in a change in our control.

Item 13.	Certain Relationships and Related Transactions

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

Item 14:	Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2012	2011

Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$52,380	51,225

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2012 and 2011, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 20 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners Capital, (iv) the Statements of Cash Flows and (v) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2012 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer
Date:	March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	President and Director and Principal Executive Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	March 7, 2013

/s/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	March 7, 2013

/s/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	March 7, 2013

/s/ ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 7, 2013

/s/ DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 7, 2013