Form 10-Q
period 2013-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2013-05-07
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Yes ☐    No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2013 and December 31, 2012

(unaudited)

Assets	2013	2012

Current assets:
Cash and cash equivalents (Note 1)	$3,170,310	3,039,229
Other assets	3,282	4,492

Total current assets	3,173,592	3,043,721

Investment properties at cost (including acquisition fees paid to affiliates of $339,956 at March 31, 2013 and December 31, 2012, respectively) (Note 4):
Land and improvements	16,100,388	16,093,679

Total assets	$19,273,980	19,137,400

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$12,583	34,992
Accrued expenses	1,300,000	1,300,000
Accrued real estate taxes	38,057	29,849
Due to affiliates (Note 3)	30,164	26,454
Unearned income	186,551	0

Total current liabilities	1,567,355	1,391,295

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,674,125	13,674,520
Cumulative cash distributions	(13,313,195)	(13,313,195)

	361,430	361,825

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2013 and December 31, 2012, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	65,117,298	65,156,383
Cumulative cash distributions	(90,332,012)	(90,332,012)

	17,345,195	17,384,280

Total Partners’ capital	17,706,625	17,746,105

Total liabilities and Partners’ capital	$19,273,980	19,137,400

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2013 and 2012

(unaudited)

		2013	2012

Revenues:
Rental income (Note 5)	$	60,676	50,764

Total revenues		60,676	50,764

Expenses:
Professional services to affiliates		13,223	17,238
Professional services to non-affiliates		42,386	37,921
General and administrative expenses to affiliates		5,571	4,621
General and administrative expenses to non-affiliates		14,205	14,422
Marketing expenses to affiliates		609	755
Land operating expenses to affiliates		7,440	8,355
Land operating expenses to non-affiliates		21,371	13,836

Total expenses		104,805	97,148

Operating loss		(44,129)	(46,384)

Interest income		1,799	2,368
Other income		2,850	5,700

Loss from continuing operations		(39,480)	(38,316)

Discontinued operations (Note 2):
Income from discontinued operations		0	3,859
Provision for loss on investment property held for sale		0	(170,666)

Loss from discontinued operations		0	(166,807)

Net loss	$	(39,480)	(205,123)

Net loss allocated to:
General Partner	$	(395)	(345)
Limited Partners		(39,085)	(204,778)

Net loss	$	(39,480)	(205,123)

Net loss allocated to the one General Partner Unit	$	(395)	(345)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2013 and 2012):
Continuing operations	$	(.78)	(.76)
Discontinued operations		0	(3.33)

	$	(.78)	(4.09)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(unaudited)

		2013	2012

Cash flows from operating activities:
Net loss	$	(39,480)	(205,123)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Provision for loss on investment property held for sale		0	170,666
Changes in assets and liabilities:
Accounts receivable		0	7,682
Accounts receivable associated with investment property held for sale		0	(4,854)
Other assets		1,210	0
Accounts payable		(5,633)	(3,750)
Accrued real estate taxes		8,208	3,977
Due to affiliates		3,710	7,599
Liabilities associated with investment property held for sale		0	4,314
Unearned income		186,551	156,658

Net cash provided by operating activities		154,566	137,169

Cash flows from investing activities:
Additions to investment properties		(23,485)	(7,521)

Net cash used in investing activities		(23,485)	(7,521)

Net increase in cash and cash equivalents		131,081	129,648
Cash and cash equivalents at beginning of period		3,039,229	1,952,586

Cash and cash equivalents at end of period	$	3,170,310	2,082,234

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2013

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2012, which are included in the Partnership’s 2012 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through March 31, 2013, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2012 financial statements to conform with the 2013 presentation.

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage of $250,000 on accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2013

(unaudited)

(2) Discontinued Operations and Investment Property Held for Sale

There were no investment properties held for sale or discontinued operations for the three months ended March 31, 2013. On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 resulting in net sales proceeds of $744,400. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. As such, the assets and liabilities were separately classified as investment property held for sale on the balance sheet as of March 31, 2012. As of March 31, 2012, the carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. The operations for the three months ended March 31, 2012 are included in discontinued operations on the accompanying statements of operations for the three months ended March 31, 2012.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $18,794 and $21,859 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, of which $25,764 and $21,754 was unpaid as of March 31, 2013 and December 31, 2012, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $609 and $755 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, of which $200 was unpaid as of March 31, 2013 and December 31, 2012.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $6,309 and $6,066 have been incurred for the three months ended March 31, 2013 and 2012, respectively. Such costs are included in investment properties, of which $2,100 and $1,800 was unpaid as of March 31, 2013 and December 31, 2012, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $7,440 and $8,355 for the three months ended March 31, 2013 and 2012, respectively, and are included in land operating expenses to affiliates, of which $2,100 and $2,700 was unpaid as of March 31, 2013 and December 31, 2012, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of March 31, 2013, the Partnership owned six parcels of land consisting of approximately 905 acres.

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

March 31, 2013

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2013 and 2012, respectively, the Partnership had recorded no such impairment.

(b)	Reconciliation of investment properties owned:

		March 31, 2013	December 31, 2012

Balance at January 1,	$	16,093,679	17,560,744
Additions during period		6,709	46,469
Provision for loss on investment property held for sale		0	(170,666)
Sales during period		0	(1,342,868)

Balance at end of period,	$	16,100,388	16,093,679

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of March 31, 2013, unearned income was $186,551.

As of March 31, 2013, the Partnership had farm leases of generally one year in duration, for approximately 674 acres of the approximately 905 acres owned.

(6) Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

March 31, 2013

(unaudited)

agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds including Bond legal and administrative expenses is approximately $1.3 million. Based on this information, as of March 31, 2013, the Partnership has accrued $1.3 million for the estimated cost of the improvements and associated expenses.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, but has not yet completed its production. In addition, the County has served its interrogatory responses as previously expected. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case. ComEd was ordered by the Court to respond to pending discovery requests from Bond and the County by no later than March 15, 2013. ComEd produced limited documents and responses in March 2013. ComEd’s counsel has asked for the parties to sign a protective order before further production but has not circulated a proposed protective order. The County, and Bond to a lesser extent, continue to pursue ComEd about its deficient discovery responses.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions and management’s intent to hold the remaining parcels until such time as reasonable and acceptable offers are received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2013 and 2012, respectively, there were no impairments recorded.

Cost Allocation –We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

Assets Held for Sale - In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) the due diligence period per the sales agreement has expired and a closing date has been set; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of March 31, 2013 and December 31, 2012, we have not classified any investment properties as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through March 31, 2013, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,625 acres of the approximately 4,530 acres originally owned. As of March 31, 2013, cumulative distributions have totaled $90,332,012 to the limited partners, which is equivalent to 179% of the original capital raised which was $50,476,170, and $13,313,195 to the general partner. Of the $90,332,012 distributed to the limited partners, $89,611,012 was net sales proceeds and $721,000 was from operations. As of March 31, 2013, we have used $47,403,908 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2013, we own, in whole or in part, six parcels, consisting of approximately 905 acres of which 674 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance expense.

At March 31, 2013, we had cash and cash equivalents of $3,170,310 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the three months ended March 31, 2013 and 2012, respectively, we had no land sales. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

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

Parcel 3/27 consists of two contiguous parcels which are being jointly developed as two residential subdivisions. Each subdivision lies within the boundaries of both parcels. In February 2013, we entered into two separate contracts with a third party purchaser for the sale of the remaining 57 lots of Parcel 3/27. Provided the purchaser completes its due diligence of the properties, obtains the necessary municipal approvals outlined in the contract and waives on all of its contingencies, the transaction could potentially close during 2013.

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

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential resale real estate market, however, new home starts in these middle class communities remain weak. That, coupled with strict lender requirements, continues to impact sales activity, especially sales of residential lots and sales of vacant land for retail purposes. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold the remaining parcels until such time as reasonable and acceptable offers are received.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $18,794 and $21,859 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, of which $25,764 and $21,754 was unpaid as of March 31, 2013 and December 31, 2012, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $609 and $755 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2013 and 2012, respectively, of which $200 was unpaid as of March 31, 2013 and December 31, 2012.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $6,309 and $6,066 have been incurred for the three months ended March 31, 2013 and 2012, respectively. Such costs are included in investment properties, of which $2,100 and $1,800 was unpaid as of March 31, 2013 and December 31, 2012, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $7,440 and $8,355 for the three months ended March 31, 2013 and 2012, respectively, and are included in land operating expenses to affiliates, of which $2,100 and $2,700 was unpaid as of March 31, 2013 and December 31, 2012, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of March 31, 2013, we owned six parcels of land consisting of approximately 905 acres. Of the approximately 905 acres owned, 674 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $60,676 and $50,764 for the three months ended March 31, 2013 and 2012, respectively. Rental income increased due to an increase in the farm rental rates. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of March 31, 2013, unearned income was $186,551.

Professional services to affiliates and non-affiliates were $55,609 and $55,159 for the three months ended March 31, 2013 and 2012, respectively. Professional services to affiliates and non-affiliates include accounting and legal services.

General and administrative expenses to affiliates and non-affiliates were $19,776 and $19,043 for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees.

Marketing expenses to affiliates were $609 and $755 for the three months ended March 31, 2013 and 2012, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale.

Land operating expenses to affiliates and non-affiliates were $28,811 and $22,191 for the three months ended March 31, 2013 and 2012, respectively. These costs typically include real estate tax expense, grounds maintenance expense, insurance and the Partnership’s proportionate share of the homeowners association fees. The increase for 2013 is due primarily to an increase in subdivision bond expenses.

Interest income was $1,799 and $2,368 for the three months ended March 31, 2013 and 2012, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to lower interest rates.

Other income was $2,850 and $5,700 for the three months ended March 31, 2013 and 2012, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease in 2013 is due to less transfer fee income as a result of a decreased number of completed unit transfers.

Income from discontinued operations was $0 and $3,859 for the three months ended March 31, 2013 and 2012, respectively. Included in income from discontinued operations are the rental income, insurance and real estate taxes pertaining to Parcel 28 which was classified as investment property held for sale at March 31, 2012 and subsequently sold on April 17, 2012. In addition, during the first quarter of 2012, the carrying value of Parcel 28 was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the quarter ended March 31, 2013.

Investment properties activity:

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 03/31/13	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
1	McHenry	372.7590	04/25/90	$	2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90		549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90		2,591,268	156,709	2,747,977	9,880,850	10,690,827	1,938,000	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.12)	12/28/10

4	Kendall	299.0250	06/28/91		1,442,059	77,804	1,519,863	535,901	0	2,055,764	0

5	Kane	189.0468	02/28/91		1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91		904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91		680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91		3,496,700	262,275	3,758,975	75,420	1,909,034	1,925,361	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 03/31/13	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
9 (c)	Will	9.8670	08/13/91	$	0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91		1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91		289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91		0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91		139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91		888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91		1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91		1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91		435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 03/31/13	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
18	McHenry	139.1697	11/07/91	$	1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91		4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92		1,692,623	101,318	1,793,941	9,438,474	1,848,937	9,383,478	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12

21	Kendall	15.0130	05/26/92		250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92		3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

Investment properties activity (continued):

Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Initial Costs				Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 03/31/13	Current Year Gain (Loss) on Sale Recognized
					Original Costs	Acquisition Costs	Total Costs
23	Kendall	133.2074	10/30/92	$	3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92		170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93		645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93		155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93		1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93		1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02		661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$	38,810,025	2,504,276	41,314,301	47,403,908	72,617,821	16,100,388	0

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2013. Therefore, we may authorize additional sales of partnership units directly between parties during 2013. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable year ending December 31, 2012 and 2011, respectively, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the three months ended March 31, 2013 and 2012, respectively, there were no withholdings paid.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds including Bond legal and administrative expenses is approximately $1.3 million. Based on this information, as of March 31, 2013, the Partnership has accrued $1.3 million for the estimated cost of the improvements and associated expenses.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, but has not yet completed its production. In addition, the County has served its interrogatory responses as previously expected. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case. ComEd was ordered by the Court to respond to pending discovery requests from Bond and the County by no later than March 15, 2013. ComEd produced limited documents and responses in March 2013. ComEd’s counsel has asked for the parties to sign a protective order before further production but has not circulated a proposed protective order. The County, and Bond to a lesser extent, continue to pursue ComEd about its deficient discovery responses.

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

Based on management’s evaluation as of March 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings

On or about April 8, 2010, the Partnership received notification from the attorneys for the Village of Elburn that in effect demanded completion of certain land improvements. The Partnership is a co-indemnitor of the subdivision bonds that secure completion of the land improvements on Parcels 5 and 19 of the Blackberry Subdivision in Elburn, IL. On April 22, 2010, the Partnership received notice from the bonding companies demanding completion and satisfaction of such obligations. Based on information provided by the bonding companies, the Partnership is estimating that the maximum balance of the outstanding subdivision bonds and related fees is approximately $2.7 million. The Partnership believes the actual costs of the remaining improvements of the subdivision for the work related to the called bonds are less than the outstanding bond amounts. The Partnership has been working with a representative of the bonding company who has been working with the Village of Elburn on this matter. A meeting was held to obtain a common understanding of the scope of remaining work required to be completed. The parties determined that it was necessary to hire an engineer to provide an updated punch list of required work. The Partnership received a final updated punch list of required work, as well as bids for the actual cost to complete the required improvements. The Partnership is currently working on a settlement agreement with the bonding company. The details of the settlement agreement are still being negotiated; however, based on information received from the bonding company, the estimated cost of the improvements for the work related to the bonds including Bond legal and administrative expenses is approximately $1.3 million. Based on this information, as of March 31, 2013, the Partnership has accrued $1.3 million for the estimated cost of the improvements and associated expenses.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents to Bond, which have been provided to us, but has not yet completed its production. In addition, the County has served its interrogatory responses as previously expected. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case. ComEd was ordered by the Court to respond to pending discovery requests from Bond and the County by no later than March 15, 2013. ComEd produced limited documents and responses in March 2013. ComEd’s counsel has asked for the parties to sign a protective order before further production but has not circulated a proposed protective order. The County, and Bond to a lesser extent, continue to pursue ComEd about its deficient discovery responses.

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

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes. This information is furnished but should not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	May 7, 2013

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	May 7, 2013

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	May 7, 2013