Form 10-Q
period 2013-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2013-11-01
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

(Address of principal executive offices) (Zip Code)

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

Yes ☐    No X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2013 and December 31, 2012

(unaudited)

Assets	2013	2012
Current assets:
Cash and cash equivalents (Note 1)	$1,701,288	3,039,229
Other assets	820	4,492

Total current assets	1,702,108	3,043,721

Investment properties, at cost (including acquisition fees paid to affiliates of $316,384 and $339,956 at September 30, 2013 and December 31, 2012, respectively) (Note 4):
Land and improvements	13,833,844	16,093,679

Total assets	$15,535,952	19,137,400

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$13,221	34,992
Accrued expenses	0	1,300,000
Accrued real estate taxes	21,157	29,849
Due to affiliates (Note 3)	19,080	26,454
Unearned income	62,599	0

Total current liabilities	116,057	1,391,295

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,973,622	13,674,520
Cumulative cash distributions	(13,613,195)	(13,313,195)

	360,927	361,825

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2013 and December 31, 2012, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	65,029,904	65,156,383
Cumulative cash distributions	(92,530,845)	(90,332,012)

	15,058,968	17,384,280

Total Partners’ capital	15,419,895	17,746,105

Total liabilities and Partners’ capital	$15,535,952	19,137,400

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2013 and 2012

(unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenues:
Rental income (Note 5)	$62,313	53,654	184,627	157,514

Total revenues	62,313	53,654	184,627	157,514

Expenses:
Professional services to affiliates	21,760	15,467	47,058	51,239
Professional services to non-affiliates	25,150	33,740	79,143	81,909
General and administrative expenses to affiliates	4,928	4,130	11,899	11,679
General and administrative expenses to non-affiliates	7,140	3,233	29,364	24,654
Marketing expenses to affiliates	(859)	2,276	2,045	5,395
Marketing expenses to non-affiliates	1,920	2,017	1,920	2,292
Land operating expenses to affiliates	5,676	3,275	14,648	9,094
Land operating expenses to non-affiliates	20,900	14,295	50,555	1,248,328

Total expenses	86,615	78,433	236,632	1,434,590

Operating loss	(24,302)	(24,779)	(52,005)	(1,277,076)

Interest income	1,981	2,982	5,488	8,299
Other income	2,300	2,100	7,550	12,750

Loss from continuing operations	(20,021)	(19,697)	(38,967)	(1,256,027)

Discontinued operations (Note 2):
Loss from discontinued operations	(257)	(5,152)	(50,772)	(26,541)
Provision for loss on investment property held for sale	0	0	0	(170,666)
Gain (loss) on sale of investment properties	358,117	(147,657)	262,362	(147,657)

Income (loss) from discontinued operations	357,860	(152,809)	211,590	(344,864)

Net income (loss)	$337,839	(172,506)	172,623	(1,600,891)

Net income (loss) allocated to:
General Partner	$299,797	(249)	299,102	(12,826)
Limited Partners	38,042	(172,257)	(126,479)	(1,588,065)

Net income (loss)	$337,839	(172,506)	172,623	(1,600,891)

Net income (loss) allocated to the one General Partner Unit	$299,797	(249)	299,102	(12,826)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2013 and 2012):
Continuing operations	$(.39)	(.39)	(.77)	(24.84)
Discontinued operations	1.15	(3.05)	(1.76)	(6.88)

	$.76	(3.44)	(2.53)	(31.72)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

(unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$172,623	(1,600,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Provision for loss on investment property held for sale	0	170,666
(Gain) loss on sale of investment properties	(262,362)	147,657
Changes in assets and liabilities:
Accounts receivable	0	7,682
Other assets	3,672	0
Accounts payable	(6,846)	(4,595)
Accrued expenses	(1,300,000)	1,200,000
Accrued real estate taxes	(8,692)	(7,425)
Due to affiliates	(7,374)	15,034
Unearned income	62,599	53,407

Net cash used in operating activities	(1,346,380)	(18,465)

Cash flows from investing activities:
Additions to investment properties	(34,428)	(23,870)
Proceeds from sale of investment properties	2,541,700	450,811
Proceeds from disposition of investment property held for sale	0	744,400

Net cash provided by investing activities	2,507,272	1,171,341

Cash flows from financing activities:
Distributions	(2,498,833)	0

Net cash used in financing activities	(2,498,833)	0

Net increase (decrease) in cash and cash equivalents	(1,337,941)	1,152,876
Cash and cash equivalents at beginning of period	3,039,229	1,952,586

Cash and cash equivalents at end of period	$1,701,288	3,105,462

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2013

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through September 30, 2013, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

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

(2) Discontinued Operations and Investment Property Held for Sale

During the nine months ended September 30, 2013, the Partnership sold the remaining acreage of Parcel 3/27 and approximately 2.3 acres of Parcel 20. The net loss on the sale of Parcel 3/27 of $95,755 and the net gain on the sale of 2.3 acres of Parcel 20 of $358,117 and the operations related to both parcels are included in discontinued operations on the accompanying statements of operations for the nine months ended September 30, 2013 and 2012, respectively. On April 17, 2012, the Partnership sold approximately 50 acres of Parcel 28 resulting in net sales proceeds of $744,400. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. The carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. On September 19, 2012, the condemnation proceedings initiated by the Illinois Department of Transportation concluded and the Partnership received $450,811 for approximately 4 acres of Parcel 20 resulting in a loss of $147,657. The operations for the nine months ended September 30, 2012 are included in discontinued operations on the accompanying statements of operations for the nine months ended September 30, 2012. There is no investment property classified as held for sale as of September 30, 2013 and December 31, 2012.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $58,957 and $62,918 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2013 and 2012, respectively, of which $16,710 and $21,754 was unpaid as of September 30, 2013 and December 31, 2012, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $2,045 and $5,395 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2013 and 2012, respectively, of which $120 and $200 was unpaid as of September 30, 2013 and December 31, 2012, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $15,432 and $18,647 have been incurred for the nine months ended September 30, 2013 and 2012, respectively. Such costs are included in investment properties, of which $1,400 and $1,800 was unpaid as of September 30, 2013 and December 31, 2012, respectively. In addition, the costs related to Parcel 18 totaled $11,163 and $9,068 for the nine months ended September 30, 2013 and 2012, respectively, and are included in land operating expenses to affiliates, of which $850 and $900 was unpaid as of September 30, 2013 and December 31, 2012, respectively. In addition, the costs related to Parcel 3/27 totaled $7,029 and $15,325 for the nine months ended September 30, 2013 and 2012, respectively, and are included in discontinued operations, of which $0 and $1,800 was unpaid as of September 30, 2013 and December 31, 2012, respectively. The affiliate did not recognize a profit on any project.

As of September 30, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of September 30, 2013, the Partnership owned five parcels of land consisting of approximately 892 acres.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the nine months ended September 30, 2013 and 2012, respectively, the Partnership had recorded no such impairment.

(b)   Reconciliation of investment properties owned:

	September 30, 2013	December 31, 2012
Balance at January 1,	$16,093,679	17,560,744
Additions during period	19,503	46,469
Provision for loss on investment property held for sale	0	(170,666)
Sales during period	(2,279,338)	(1,342,868)

Balance at end of period,	$13,833,844	16,093,679

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of September 30, 2013, unearned income was $62,599.

As of September 30, 2013, the Partnership had farm leases of generally one year in duration, for approximately 674 acres of the approximately 892 acres owned.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective order. The matter has proceeded to deposition discovery although no dates have been requested or set by any party. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. There has been no deposition discovery and it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership also has filed a Motion for Summary Judgment on all claims brought against it. This Motion and status are set for hearing on November 13, 2013.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the nine months ended September 30, 2013 and 2012, respectively, there were no impairments recorded.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of September 30, 2013 and December 31, 2012, there were no investment properties classified as held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, 27 parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through September 30, 2013, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,638 acres of the approximately 4,530 acres originally owned. As of September 30, 2013, cumulative distributions have totaled $92,530,845 to the limited partners, which is equivalent to 183% of the original capital raised which was $50,476,170, and $13,613,195 to the general partner. Of the $92,530,845 distributed to the limited partners, $91,809,845 was net sales proceeds and $721,000 was from operations. As of September 30, 2013, we have used $47,416,702 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2013, we own, in whole or in part, five parcels, consisting of approximately 892 acres of which 674 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance expense.

During the nine months ended September 30, 2013, we sold the remaining acreage of Parcel 3/27 for which we received $1,842,245 in net sales proceeds, resulting in a loss on sale of $95,755, and we sold approximately 2.3 acres of Parcel 20 for which we received $699,454 in net sales proceeds, resulting in a gain on sale of $358,117. During the nine months ended September 30, 2012, we received $744,400 in net sales proceeds from the sale of Parcel 28 and $450,811 in condemnation proceeds for approximately 4 acres of Parcel 20.

In September 2013, we made a distribution totaling $2,498,833, which included $2,198,833 to the limited partners and $300,000 to the general partner. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations, including land improvements and land use activities. We will evaluate our cash needs throughout the year to determine any future distributions.

At September 30, 2013, we had cash and cash equivalents of $1,701,288 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

Parcel 18 has been zoned and planned for residential use. On September 17, 2013, we received an offer from a national homebuilder to acquire the balance of the residential lots. We are in the process of negotiating a contract. Provided a final agreement is reached and all conditions are satisfied or waived, it is possible this transaction could close by year end.

On October 14, 2013, we entered into a contract of sale for the remaining acres of Parcel 22. Provided the buyer completes its due diligence of the properties and waives all contingencies, this transaction could close by year end.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $58,957 and $62,918 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2013 and 2012, respectively, of which $16,710 and $21,754 was unpaid as of September 30, 2013 and December 31, 2012, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $2,045 and $5,395 have been incurred and are included in marketing expenses to affiliates for the nine months ended September 30, 2013 and 2012, respectively, of which $120 and $200 was unpaid as of September 30, 2013 and December 31, 2012, respectively.

An affiliate of our general partner performed land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and was reimbursed for salaries and direct costs. Such costs of $15,432 and $18,647 have been incurred for the nine months ended September 30, 2013 and 2012, respectively. Such costs are included in investment properties, of which $1,400 and $1,800 was unpaid as of September 30, 2013 and December 31, 2012, respectively. In addition, the costs related to Parcel 18 totaled $11,163 and $9,068 for the nine months ended September 30, 2013 and 2012, respectively, and are included in land operating expenses to affiliates, of which $850 and $900 was unpaid as of September 30, 2013 and December 31, 2012, respectively. In addition, the costs related to Parcel 3/27 totaled $7,029 and $15,325 for the nine months ended September 30, 2013 and 2012, respectively, and are included in discontinued operations, of which $0 and $1,800 was unpaid as of September 30, 2013 and December 31, 2012, respectively. The affiliate did not recognize a profit on any project.

As of September 30, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of September 30, 2013, we owned five parcels of land consisting of approximately 892 acres. Of the approximately 892 acres owned, 674 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $184,627 and $157,514 for the nine months ended September 30, 2013 and 2012, respectively. Rental income increased due to an increase in the farm rental rates. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of September 30, 2013, unearned income was $62,599.

Professional services to affiliates and non-affiliates were $126,201 and $133,148 for the nine months ended September 30, 2013 and 2012, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease in professional services is due to a decrease in legal fees offset by an increase in accounting fees for state tax filings, XBRL filing requirements, and audit fees.

General and administrative expenses to affiliates and non-affiliates were $41,263 and $36,333 for the nine months ended September 30, 2013 and 2012, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. The increase in 2013 is due to postage for the mini-tender offer response and the distribution.

Marketing expenses to affiliates and non-affiliates were $3,965 and $7,687 for the nine months ended September 30, 2013 and 2012, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale. The majority of the costs are for signage.

Land operating expenses to affiliates and non-affiliates were $65,203 and $1,257,422 for the nine months ended September 30, 2013 and 2012, respectively. These costs typically include real estate tax expense, grounds maintenance expense, insurance and the Partnership’s proportionate share of the homeowners association fees. For the nine months ended September 30, 2012, $1,200,000 of the land operating expenses was the result of the estimated liability for the punch list of required work under the subdivision bond obligations as detailed in the litigation discussion below.

Interest income was $5,488 and $8,299 for the nine months ended September 30, 2013 and 2012, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to lower interest rates.

Other income was $7,550 and $12,750 for the nine months ended September 30, 2013 and 2012, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease in 2013 is due to less transfer fee income as a result of a decreased number of completed unit transfers.

Loss from discontinued operations was $50,772 and $26,541 for the nine months ended September 30, 2013 and 2012, respectively. Included in loss from discontinued operations are the rental income, insurance and real estate taxes pertaining to Parcel 28, which was sold in 2012, and Parcel 3/27 and a portion of Parcel 20, which were both sold in 2013. In addition, during the first quarter of 2012, the carrying value of Parcel 28 was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the quarter ended September 30, 2013.

Investment properties activity:

Initial Costs
Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 09/30/13	Current Year Gain (Loss) on Sale Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0	(95,755)
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	538,300	0	2,058,163	0

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,595	1,909,034	1,925,536	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

				Initial Costs
Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 09/30/13	Current Year Gain (Loss) on Sale Recognized
9(c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12(c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

Initial Costs
Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 09/30/13	Current Year Gain (Loss) on Sale Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,237,983	437,500	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,448,694	2,190,275	9,052,360	358,117
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,556,530	360,285	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04

Investment properties activity (continued):

Initial Costs
Parcel #	Illinois County	Gross Acres Purchased (Sold)	Purchase/ Sales Date	Original Costs	Acquisition Costs	Total Costs	Costs Capitalized Subsequent to Acquisition	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at 09/30/13	Current Year Gain (Loss) on Sale Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A (a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A (b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,416,702	74,897,159	13,833,844	262,362

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ended September 30, 2013 and 2012, respectively, there were no withholdings paid.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective order. The matter has proceeded to deposition discovery although no dates have been requested or set by any party. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. There has been no deposition discovery and it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership also has filed a Motion for Summary Judgment on all claims brought against it. This Motion and status are set for hearing on November 13, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of September 30, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2013. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective order. The matter has proceeded to deposition discovery although no dates have been requested or set by any party. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. There has been no deposition discovery and it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership also has filed a Motion for Summary Judgment on all claims brought against it. This Motion and status are set for hearing on November 13, 2013.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Principal Executive Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	November 1, 2013

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President
Date:	November 1, 2013

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer with respect to Inland Land Appreciation Fund II, L.P.
Date:	November 1, 2013