Form 10-K
period 2013-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2014-03-12
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Yes  ☒    No   ☐

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. was formed on June 28, 1989 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2013, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2013, we have had multiple sales transactions, disposing of approximately 3,687 acres of the approximately 4,530 acres originally owned. We continue to own the remaining acres comprising Parcels 4, 8, and 20 in Kane and Kendall Counties, Illinois. It is management’s intent to hold on to a property until such time as a reasonable and acceptable offer is received.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2013, we sold the remaining acreage of Parcel 3/27 for which we received $1,842,245 in net sales proceeds, resulting in a loss on sale of $95,755, approximately 2.3 acres of Parcel 20 for which we received $699,454 in net sales proceeds, resulting in a gain on sale of $358,117, the remaining acreage of Parcel 22 for which we received $301,137 in net sales proceeds, resulting in a loss on sale of $59,148, and the remaining acreage of Parcel 18 for which we received $623,939 in net sales proceeds, resulting in a gain on sale of $186,438. During the year ended December 31, 2012, we received net sales proceeds of $744,400 from the sale of the 50 acres comprising Parcel 28 and we received condemnation proceeds of $450,811 for 4.077 acres of Parcel 20 resulting in a loss on sale of $147,657. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

We had no employees during 2013. Accordingly, we hired no compensation consultants.

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

Item 1(A). Risk Factors

Real Estate Market

The slowly improving real estate market, coupled with strict lender requirements, continues to impact sales activity, especially sales of vacant land. Builders and developers today are less likely to build speculatively and are approaching new developments with caution. Any negative changes to the financial markets, real estate markets and employment numbers can have an impact on additional land sales which could result in an even longer holding period than previously estimated.

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

Lack of Geographic Diversification. All of our remaining land investments are located in Kane and Kendall Counties, Illinois, near the Chicago metropolitan area. The success of the partnership will, therefore, depend to a great extent upon the rate and amount of economic growth in the Chicago metropolitan area.

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

Item 1(B). Unresolved Staff Comments

Not applicable.

Item 2. Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the year ended December 31, 2013.

Investment properties activity:

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2013 Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/13	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0	(95,755)
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	538,816	0	2,058,679	0
5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01
6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07
7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000
8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	75,595	1,909,034	1,925,536	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2013 Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/13	Recognized
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02
10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93
12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2013 Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/13	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0	186,438
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01
20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,456,735	2,190,275	9,060,401	358,117
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13
21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06
22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0	(59,148)
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2013 Gain (Loss)
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/13	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,425,259	75,694,944	13,044,616	389,652

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner anticipates our land will produce sufficient income to pay real estate taxes and insurance expense. Income will be derived through leases to farmers or from other activities compatible with undeveloped land. Although the general partner believes that leasing our land will generate sufficient revenues to pay these expenses, there can be no assurance that this will in fact occur. Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our partnership, a return of their original capital plus the 15% cumulative return. A majority of our remaining parcels consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2013, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective

11

order. The matter has proceeded to deposition discovery although no dates have been requested or set by any party. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. There has been no deposition discovery and it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery will proceed in February 2014 through April 2014. The next status date is May  7, 2014.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 10, 2014, there were 4,048 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

In September 2013, we made a distribution totaling $2,498,833, which included $2,198,833 to the limited partners and $300,000 to the general partner. Prior years’ Illinois state withholding amounts and foreign investor withholding amounts were recovered during this distribution. We did not make any distributions to our partners in 2012. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to a property until such time as a reasonable and acceptable offer is received. These indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2013 and 2012, we did not record an impairment. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2013 and 2012, respectively, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2013, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 3,687 acres of the approximately 4,530 acres originally owned. Through December 31, 2013, cumulative distributions have totaled $92,530,845 to the limited partners, which is equivalent to 183% of the original capital raised, which was $50,476,170, and cumulative distributions to the general partner have totaled $13,613,195. Of the $92,530,845 distributed to the limited partners, $91,809,845 was net sales proceeds and $721,000 was from operations. Through December 31, 2013, we have used $47,425,259 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2013, we own, in whole or in part, three parcels, the majority of which are leased to local farmers and are generating sufficient cash flow from farm leases to cover real estate taxes and insurance expense. We continue to market the remaining acres for sale.

At December 31, 2013, we had cash and cash equivalents of $2,552,882 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the year ended December 31, 2013, we sold the remaining acreage of Parcel 3/27 for which we received $1,842,245 in net sales proceeds, resulting in a loss on sale of $95,755, approximately 2.3 acres of Parcel 20 for which we received $699,454 in net sales proceeds, resulting in a gain on sale of $358,117, the remaining acreage of Parcel 22 for which we received $301,137 in net sales proceeds, resulting in a loss on sale of $59,148, and the remaining acreage of Parcel 18 for which we received $623,939 in net sales proceeds, resulting in a gain on sale of $186,438. During the year ended December 31, 2012, we received net sales proceeds of $744,400 from the sale of the 50 acres comprising Parcel 28 and we received condemnation proceeds of $450,811 for 4.077 acres of Parcel 20 resulting in a loss on sale of $147,657. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $77,895 and $75,756 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, of which $26,212 and $21,754 was unpaid as of December 31, 2013 and 2012, respectively.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed for direct costs. Such costs of $2,605 and $3,282 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, of which $381 and $200 was unpaid as of December 31, 2013 and 2012, respectively.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2013 and 2012, we incurred $20,011 and $24,070, respectively, of such costs. Such costs are included in investment properties, of which $4,777 and $1,800 was unpaid as of December 31, 2013 and 2012, respectively. Also, an affiliate of the general partner supervises the maintenance of the parcels. Such costs of $5,275 and $4,151 are included in land operating expenses to affiliates for the years ended December 31, 3013 and 2012, respectively. In addition, the maintenance costs related to Parcels 3/27 and 18 totaled $22,957 and $33,666 for the years ended December 31, 2013 and 2012, respectively, and are included in discontinued operations, of which $4,611 and $2,700 was unpaid as of December 31, 2013 and 2012, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2013, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2013, we owned three parcels of land consisting of approximately 843 acres. Of the approximately 843 acres owned, approximately 652 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance. Rental income was $241,756 and $206,020 for the years ended December 31, 2013 and 2012, respectively. The rental income for 2013 increased due to an increase in farm rental rates. The 2014 farm leases for our tillable land were negotiated and fully executed within the first quarter of 2014 at increased rates.

Professional services to affiliates and non-affiliates were $174,560 and $168,874 for the years ended December 31, 2013 and 2012, respectively. Professional services to affiliates and non-affiliates increased due to an increase in accounting fees for state tax filings and XBRL filing requirements.

General and administrative expenses to affiliates and non-affiliates were $52,048 and $40,926 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses primarily include data processing costs, postage, printing, investor services expenses and farm management fees. General and administrative expenses to affiliates and non-affiliates increased primarily due to an increase in postage, printing costs, and investor services costs due to the mini-tender offer responses and the limited partner distribution.

Marketing expenses to affiliates and non-affiliates were $4,525 and $5,574 for the years ended December 31, 2013 and 2012, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale and monitoring activity at the parcels. The marketing expenses decreased in 2013 primarily due to less monitoring activity needed at the parcels and less signage expenses.

Land operating expenses to affiliates and non-affiliates were $47,011 and $1,342,181 for the years ended December 31, 2013 and 2012, respectively. These costs typically include real estate tax expense, ground maintenance expense, and insurance expense. However, for the year ended December 31, 2012, we accrued $1,300,000 for the estimated liability for the punch list of required work under the subdivision bond obligations for Parcels 5 and 19 of the Blackberry subdivision in Elburn, IL. The partnership paid the final agreed upon amount of $1,300,000 in May 2013. The remaining land operating expenses increased due to an increase in real estate taxes.

Interest income was $6,752 and $11,190 for the years ended December 31, 2013 and 2012, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to less cash available to invest and lower interest rates.

Other income was $9,950 and $15,750 for the years ended December 31, 2013 and 2012, respectively. Other income is due primarily to transfer fee income as a result of the number of completed Unit transfers. The decrease for 2013 is due to less transfer income as a result of a decreased number of investors seeking transfers.

Loss from discontinued operations was $84,017 and $66,927 for the years ended December 31, 2013 and 2012, respectively. Included in loss from discontinued operations are the rental income, insurance and real estate taxes pertaining to Parcel 28, which was sold in 2012, and Parcel 3/27, a portion of Parcel 20, Parcel 18 and Parcel 22, all of which were sold in 2013. In addition, during the first quarter of 2012, the carrying value of Parcel 28 was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666.

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

On February 14, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acreage of Parcel 4. The contract sales price is $3.8 million. Provided the buyer performs pursuant to the terms of the contract, the sale will result in the Partnership recognizing a gain of approximately $1.8 million. The closing is expected to occur in March 2014.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable years ending December 31, 2013 and 2012, respectively, there were no withholdings required. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the years ended December 31, 2013 and 2012, respectively, there were no withholdings paid.

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

The investigation of the claims and defenses in the Lawsuit is ongoing. There has been no deposition discovery and it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery will proceed in February 2014 through April 2014. The next status date is May 7, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a limited partnership) (“the Partnership”) as of December 31, 2013 and 2012, and the related statements of operations, partners’ capital, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 12, 2014

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,552,882	3,039,229
Other assets	4,435	4,492

Total current assets	2,557,317	3,043,721

Investment properties (including acquisition fees paid to affiliates of $284,303 and $339,956 at December 31, 2013 and 2012, respectively) (Note 5):
Land and improvements	13,044,616	16,093,679

Total assets	$15,601,933	19,137,400

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$3,176	34,992
Accrued expenses (Note 7)	0	1,300,000
Accrued real estate taxes	29,555	29,849
Due to affiliates (Note 4)	35,981	26,454

Total current liabilities	68,712	1,391,295

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,973,483	13,674,520
Cumulative cash distributions	(13,613,195)	(13,313,195)

	360,788	361,825

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2013 and 2012, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	65,143,369	65,156,383
Cumulative cash distributions	(92,530,845)	(90,332,012)

	15,172,433	17,384,280

Total Partners’ capital	15,533,221	17,746,105

Total liabilities and Partners’ capital	$15,601,933	19,137,400

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2013 and 2012

	2013	2012
Revenues:
Rental income (Note 6)	$241,756	206,020

Total revenues	241,756	206,020

Expenses:
Professional services to affiliates	63,964	62,123
Professional services to non-affiliates	110,596	106,751
General and administrative expenses to affiliates	13,931	13,633
General and administrative expenses to non-affiliates	38,117	27,293
Marketing expenses to affiliates	2,605	3,282
Marketing expenses to non-affiliates	1,920	2,292
Land operating expenses to affiliates	5,275	4,151
Land operating expenses to non-affiliates	41,736	1,338,030

Total expenses	278,144	1,557,555

Operating loss	(36,388)	(1,351,535)

Interest income	6,752	11,190
Other income	9,950	15,750

Loss from continuing operations	(19,686)	(1,324,595)

Discontinued operations (Note 3):
Income (loss) from discontinued operations	(84,017)	(66,927)
Provision for loss on investment property held for sale	0	(170,666)
Gain (loss) on sale of investment properties	389,652	(147,657)

Income (loss) from discontinued operations	305,635	(385,250)

Net income (loss)	$285,949	(1,709,845)

Net income (loss) allocated to (Note 2):
General Partner	$298,963	(13,915)
Limited Partners	(13,014)	(1,695,930)

Net income (loss)	$285,949	(1,709,845)

Net income (loss) allocated to the one General Partner Unit	$298,963	(13,915)

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the years ended December 31, 2013 and 2012)
Continuing operations	$(.39)	(26.19)
Discontinued operations	.13	(7.68)

	$(.26)	(33.87)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2013 and 2012

	General Partner	Limited Partners	Total

Balance at January 1, 2012	$375,740	19,080,210	19,455,950

Net loss (Note 2)	(13,915)	(1,695,930)	(1,709,845)

Balance at December 31, 2012	$361,825	17,384,280	17,746,105

Net income (loss) (Note 2)	298,963	(13,014)	285,949

Distributions to Partners (Note 2)	(300,000)	(2,198,833)	(2,498,833)

Balance at December 31, 2013	$360,788	15,172,433	15,533,221

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$285,949	(1,709,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of investment properties	(389,652)	147,657
Provision for loss on investment property held for sale	0	170,666
Changes in assets and liabilities:
Accounts receivable	0	7,682
Other assets	57	(4,492)
Accounts payable	(14,640)	426
Accrued expenses	(1,300,000)	1,300,000
Accrued real estate taxes	(294)	(384)
Due to affiliates	9,527	11,206

Net cash flow used in operating activities	(1,409,053)	(77,084)

Cash flows from investing activities:
Additions to investment properties	(45,236)	(31,484)
Proceeds from sale of investment properties	3,466,775	450,811
Proceeds from disposition of investment property held for sale	0	744,400

Net cash flow provided by investing activities	3,421,539	1,163,727

Cash flows from financing activities:
Distributions	(2,498,833)	0

Net cash used in financing activities	(2,498,833)	0

Net increase (decrease) in cash and cash equivalents	(486,347)	1,086,643
Cash and cash equivalents at beginning of year	3,039,229	1,952,586

Cash and cash equivalents at end of year	$2,552,882	3,039,229

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2013 and 2012

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2013, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

Certain reclassifications, as a result of discontinued operations, have been made to the 2012 financial statements to conform to the 2013 presentation. Unless otherwise noted, all disclosures in the financial statements relate to the continuing operations of the Partnership.

Offering costs have been offset against the Limited Partners’ capital accounts.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 on interest bearing and non-interest bearing accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

In determining the value of an investment property and whether the property is impaired, management considers several factors which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to a property until such time as a reasonable and acceptable offer is received . These factors are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property.

The Partnership is required to pay a withholding tax to the Internal Revenue Service with respect to a Partner’s allocable share of the Partnership’s taxable net income if the Partner is a foreign person. Similarly, the Partnership is required to pay a withholding tax to the Illinois Department of Revenue for nonresident partners. The Partnership will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners and recovered from a future distribution.

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

	2013		2012
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$15,601,933	23,134,372	19,137,400	26,669,840

Partners’ capital:
General Partner	360,788	171,168	361,825	172,205
Limited Partners	15,172,433	22,894,495	17,384,280	25,106,342

Net income (loss) allocated:
General Partner	298,963	285,963	(13,915)	(915)
Limited Partners	(13,014)	4,162,380	(1,695,930)	(408,931)

Net loss per Limited Partnership Unit	(.26)	(83.13)	(33.87)	(8.17)

The net loss per Unit is based upon the weighted average number of Units of 50,068 during 2013 and 2012.

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

(a limited partnership)

Notes to Financial Statements

(continued)

(3) Discontinued Operations and Investment Property Held for Sale

During the year ended December 31, 2013, the Partnership sold the remaining acreage of Parcel 3/27, Parcel 22 and Parcel 18 and also approximately 2.3 acres of Parcel 20. The $389,652 net gain on the sale of the parcels sold during 2013 is included in discontinued operations for the year ended December 31, 2013. On April 17, 2012, the Partnership sold the remaining acres of Parcel 28 resulting in net sales proceeds of $744,400. This property qualified for held for sale accounting treatment under GAAP during the first quarter of 2012. The carrying value of the investment property held for sale was reduced to its fair value of $744,400 resulting in a provision for loss on investment property held for sale of $170,666. On September 19, 2012, the condemnation proceedings initiated by the Illinois Department of Transportation concluded and the Partnership received $450,811 for approximately 4 acres of Parcel 20 resulting in a loss of $147,657. The operations related to sold parcels are included in discontinued operations on the accompanying statements of operations for the years ended December 31, 2013 and 2012, respectively. There is no investment property classified as held for sale as of December 31, 2013 and 2012, respectively.

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $77,895 and $75,756 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, of which $26,212 and $21,754 was unpaid as of December 31, 2013 and 2012, respectively.

An affiliate of the General Partner performs marketing and advertising services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $2,605 and $3,282 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2013 and 2012, respectively, of which $381 and $200 was unpaid as of December 31, 2013 and 2012, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2013 and 2012, the Partnership incurred $20,011 and $24,070, respectively, of such costs. Such costs are included in investment properties, of which $4,777 and $1,800 was unpaid as of December 31, 2013 and 2012, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $5,275 and $4,151 are included in land operating expenses to affiliates for the years ended December 31, 3013 and 2012, respectively. In addition, the maintenance costs related to Parcels 3/27 and 18 totaled $22,957 and $33,666 for the years ended December 31, 2013 and 2012, respectively, and are included discontinued operations, of which $4,611 and $2,700 was unpaid as of December 31, 2013 and 2012, respectively. The affiliate does not recognize a profit on any project.

As of December 31, 2013 and 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5) Investment properties

As of December 31, 2013, the Partnership owned three parcels of land consisting of approximately 843 acres.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to a property until such time as a reasonable and acceptable offer is received. The aforementioned indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2013 and 2012, respectively, the Partnership did not record an impairment.

(b)	Reconciliation of investment properties owned:

	2013	2012
Balance at January 1,	$16,093,679	17,560,744
Additions during year	28,060	46,469
Provision for loss on investment property held for sale	0	(170,666)
Sales during year	(3,077,123)	(1,342,868)

Balance at December 31,	$13,044,616	16,093,679

(c)	The aggregate cost of investment properties owned at December 31, 2013 for Federal income tax purposes was approximately $13,000,000 (unaudited).

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(6) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2013, the Partnership had farm leases of generally one year in duration, for approximately 652 acres of the approximately 843 acres owned.

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

The investigation of the claims and defenses in the Lawsuit is ongoing. There has been no deposition discovery and it is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery will proceed in February 2014 through April 2014. The next status date is May 7, 2014.

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

On February 14, 2014, the Partnership entered into a sale contract with a third party purchaser to sell the remaining acreage of Parcel 4. The contract sales price is $3.8 million. Provided the buyer performs pursuant to the terms of the contract, the sale will result in the Partnership recognizing a gain of approximately $1.8 million. The closing is expected to occur in March 2014.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2013.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During 2004, the board of directors of our general partner formalized our audit committee. The audit committee is not independent of our general partner and consists of Catherine L. Lynch, committee chair and audit committee financial expert, Guadalupe Griffin, Roberta S. Matlin and Cathleen M. Hrtanek. The audit committee is responsible for engaging our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm and consulting with the independent registered public accounting firm regarding the adequacy of our internal accounting controls.

Our general partner has a code of ethics that applies to all of its employees. We will provide the code of ethics free of charge upon written request to our Investor Services department in care of the general partner of our partnership at 2901 Butterfield Road, Oak Brook, IL 60523.

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2014.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Mitchell A. Sabshon	Director, Chief Executive Officer and President of IREIC
Catherine L. Lynch	Director, Chief Financial Officer of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Brenda G. Gujral	Director of IREIC
Brian M. Conlon	Director of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management and Principal Executive Officer of the Partnership
Donna Urbain	Principal Financial Officer of the Partnership and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Associate Counsel and Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 70) is Chairman and CEO of The Inland Real Estate Group of Companies, Inc. headquartered on a 28-acre campus in Oak Brook, Illinois. The Inland Real Estate Group of Companies is comprised of separate real estate investment and financial companies with managed assets in excess of $20 billion, doing business nationwide with a presence in 48 states. Inland owns and manages properties in all real estate sectors, including Retail, Office, Industrial, Apartments and Hotels. With 40 years of experience in real estate investing, commercial real estate brokerage, real estate securities, land development, construction and mortgage banking and lending, Inland is one of the nation’s largest commercial real estate and finance groups.

Mr. Goodwin is the former Chairman of the Board and a current Director of Inland Real Estate Corporation (IRC), a public company listed on the NYSE. In addition, he is the founder of the Retail Properties of America REIT, which is also listed on the NYSE as RPAI. He is also Chairman of the National Association of Real Estate Trusts (NAREIT) Non-traded REIT Council.

In addition, Mr. Goodwin is Chairman of the Board of Inland Bancorp, a multi-bank holding company, and is a director of the Chicago Better Government Association.

Housing and Real Estate Development. Mr. Goodwin has been in the real estate industry for more than 40 years, and has demonstrated a lifelong interest in housing related issues. He is a member of the National Association of REALTORS® President’s Circle, the National Association of REALTORS® Hall of Fame, the Illinois Association of REALTORS® Hall of Fame, and The Chicago Association of REALTORS® Hall of Fame.

He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of two nationally recognized real estate reference books for the management of multi-family residential properties. Mr. Goodwin served for 10 years on the Board of the Illinois Housing Development Authority (IHDA) Trust Fund. He was an advisor for the Office of Housing Coordination Services of the State of Illinois and was a founding member of the Illinois State Affordable Housing Conference. He also completed the definitive DuPage County affordable housing study as Chairman of the DuPage County Affordable Housing Task Force.

In 1994, Mr. Goodwin founded New Directions Housing Corporation, a not-for-profit entity that has developed affordable housing for low income residents throughout Illinois.

Education. A product of Chicago-area elementary and high schools, Mr. Goodwin obtained his Bachelor’s Degree and his Master’s Degree from Illinois state universities. Following graduation, he taught for five years in the Chicago Public Schools. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and served for 10 years as the Chairman of Northeastern Illinois University. He has been Vice Chairman of the Board of Trustees of Benedictine University for 20 years.

Mr. Goodwin continued his commitment to education through his work with the BBF Family Services’ Pilot Elementary School in Chicago, and the funding and development of the Inland Vocational Training Center for the Handicapped at Little City in Palatine, Illinois. He established an endowment for the funding of a perpetual college scholarship program for inner-city disadvantaged youth and also instituted a program to transition disabled students from school to the workplace.

Public Service. Mr. Goodwin’s passionate focus on ethics in business led to The Inland Real Estate Group of Companies winning the coveted Better Business Bureau Annual Ethics Award twice in the last four years out of 1700 nominees.

ROBERT H. BAUM (age 70) has been with The Inland Real Estate Group, Inc. and its affiliates since 1968 and is one of the four original principals. He is a Vice Chairman and Executive Vice President and General Counsel of The Inland Real Estate Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Real Estate Group, Inc. and its affiliates. This responsibility includes the supervision of the Inland Law Department and serving as liaison with outside counsel.

Following his graduation from Northwestern University School of Law in 1967, Mr. Baum took a teaching position in the Chicago Public School System where he met the three other teaching associates who together with him became the founding principals of Inland. In 1968, he began his practice of law in Chicago with Shulman and Baum, a labor law firm. In January, 1973, Mr. Baum joined Inland on a full-time basis as its General Counsel, a position he has held since that time.

Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, and The Private Company General Counsel Group and has also been a guest lecturer for the Illinois State Bar Association and Northwestern University School of Law. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also an Illinois licensed real estate broker. He has served as a director of American National Bank of DuPage and Inland Bank & Trust and currently serves as a director of Inland Bancorp, Inc., a bank holding company.

Mr. Baum is a member of the Board of Trustees of Window to the World Communications, Inc., Chicago’s premier public media organization that creates and presents unique content for television (WTTW, Channel 11), radio (WFMT, 98.7 FM) and digital media. Mr. Baum is currently a Lifetime Trustee and has been a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge. He is also a Governing Member of the Chicago Symphony Orchestra and a Sponsor of the Civic Orchestra of Chicago. In addition, Mr. Baum was named a Paul Harris Fellow by The Rotary Foundation of Rotary International. He is also a past member of the Men’s Council of the Museum of Contemporary Art in Chicago.

ROBERT D. PARKS (age 70) has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. He is also a Director of Inland Private Capital Corporation. Mr. Parks has served as a director of Inland Investment Advisors, Inc. since June 1995. Mr. Parks served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to June 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006 and as chief executive officer until December 2004. Mr. Parks also served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, chairman and director of Inland American Real Estate Trust, Inc. since its inception in October 2004 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003 until October 2010, and a Director of Inland Institutional Capital Partners Corporation from May 2006 until August 2012.

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

MITCHELL A. SABSHON (age 61) is a director, chief executive officer and president of IREIC, positions he has held since late 2013. Mr. Sabshon has also served as a director of Inland Private Capital Corporation since September 2013. Prior to joining IREIC in August 2013, Mr. Sabshon served as executive vice president and chief operating officer of Cole Real Estate Investments, Inc. from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across the Cole Real Estate Investments organization, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole Real Estate Investments in November 2010, Mr. Sabshon served as managing partner and chief investment officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon served as chief investment officer and executive vice president of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including president and chief executive officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was executive director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including as senior vice president in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon received his J.D. from Hofstra University School of Law and a B.A. from George Washington University.

CATHERINE L. LYNCH (age 55) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and treasurer and secretary (since June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director and treasurer of Inland Investment Advisors, Inc. since June 1995, as a director and treasurer of Inland Institutional Capital Partners, Inc. since May 2006, and as a director of Inland Private Capital Corporation since May 2012. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 69) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin has been a director of Inland Private Capital Corporation since May 2001, a vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She also served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and vice president of Inland Securities Corporation since July 1995. Since December 2007, Ms. Matlin has served as a director of Pan American Bank. Since 2008, Ms. Matlin has served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and also has served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and is currently its vice president. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and as vice president of administration of Inland American Real Estate Trust, Inc. since its inception in October 2004. Ms. Matlin served as president of Inland American Business Manager & Advisor, Inc. from October 2004 until December 2011, as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011, and as vice president of administration of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from 2003 until 2007. She has also served as vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA and is a member of REISA.

BRENDA G. GUJRAL (age 71) serves as a director of IREIC. Ms. Gujral served as IREIC’s president most recently from January 2013 to December 2013 and also served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011. Ms. Gujral was appointed chief executive officer of IREIC in January 2008 until February 2012. She served as a director of Inland Securities Corporation from January 1997 to August 2013, and has served as its president from January 2013 to August 2013 (and served as its president and chief operating officer from January 1997 to June 2009). Ms. Gujral was a director of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from its inception in March 2003 until May 2012 and served as its chief executive officer from June 2005 until November 2007. Ms. Gujral serves as a director of Inland American Real Estate Trust, Inc. and served as its president since its inception in October of 2004 until December of 2011. She also serves as a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been a director of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001 and has served as its President since May 2012. She has been a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

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

BRIAN M. CONLON (age 54) has served as a director of IREIC since August 2013 and previously in that role from February 2011 to January 2013. Mr. Conlon also served as president of IREIC from January 2011 to January 2013. He also currently serves as president and as a director of Inland Securities Corporation, a wholly-owned subsidiary of IREIC. In that capacity, he directs all capital-raising activities through a national team of internal and external wholesalers. Mr. Conlon began his career with Inland in September 1999 as executive vice president for Inland Securities Corporation.

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

GUADALUPE GRIFFIN (age 49) joined Inland in 1994. Ms. Griffin serves as principal executive officer of the Partnership (since January 2014), director of asset management and senior vice president of IREIC, and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for investor communications, the asset management and day-to-day operations of the public and private partnerships and limited liability companies, which include the development of operating and disposition strategies. Ms. Griffin also has served as vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin holds an Illinois Real Estate Brokers License.

DONNA URBAIN (age 51) joined Inland in 2002 and is the principal financial officer of the Partnership. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 37) joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, Inc. In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that comprise the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for all public partnerships sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. and Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation since August 2009, and as the secretary of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor since August 2011. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for its expenses or out-of-pocket costs relating to our administration. For the year ended December 31, 2013, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $77,895, of which $26,212 was unpaid as of December 31, 2013.

An affiliate of our general partner performs marketing and advertising services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2013, such costs were $2,605, of which $381 was unpaid as of December 31, 2013.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate does not recognize a profit on any project. For the year ended December 31, 2013, we incurred $20,011 of such costs, of which $4,777 was unpaid as of December 31, 2013, and are included in investment properties. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $5,275 are included in land operating expenses to affiliates for the year ended December 31, 3013, all of which was paid as of December 31, 2013. In addition, the maintenance costs related to Parcels 3/27 and 18 totaled $22,957 for the year ended December 31, 2013 and are included in discontinued operations, of which $4,611 was unpaid as of December 31, 2013.

As of December 31, 2013 and 2012, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not maintain any equity compensation plans.

(a)	The following person is a beneficial owner of more than 5% of our limited partnership units:

	Amount of	Percent
Title of Class	Beneficial Ownership	of Class
Limited partner units	Douglas R. Nash	5.63%
	2150 Talman Court, Winter Park, FL 32792
	2,841.18 Units

The Schedule 13G/A filed by Douglas R. Nash on January 21, 2014 states that as of December 31, 2013, Douglas R. Nash beneficially owns 2,841.18 limited partner units or 5.63% of class. He has sole power to vote and dispose of 1,937.908 units. He has shared power with RTH Investments LLC (manager is Douglas R. Nash) to vote and dispose of 903.272 units.

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

Item 14: Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2013	2012
Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$56,710	52,380

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2013 and 2012, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 19 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners Capital, (iv) the Statements of Cash Flows and (v) related notes.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2013 has been sent to our limited partners. An annual report will be sent to the limited partners subsequent to this filing and we will furnish copies of such report to the Commission when it is sent to the limited partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 12, 2014

/s/	DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	March 12, 2014

/s/	CATHERINE L. LYNCH

By:	Catherine L. Lynch
Its:	Chief Financial Officer
Date:	March 12, 2014

/s/	ROBERTA S. MATLIN

By:	Roberta S. Matlin
Its:	Director and Senior Vice President
Date:	March 12, 2014

/s/	ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 12, 2014

/s/	BRENDA G. GUJRAL

By:	Brenda G. Gujral
Its:	Director
Date:	March 12, 2014

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 12, 2014