Form 10-Q
period 2014-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2014-05-09
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Yes ☐    No X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2014 and December 31, 2013

(unaudited)

	2014	2013

Assets
Current assets:
Cash and cash equivalents (Note 1)	$6,474,414	2,552,882
Other assets	3,240	4,435

Total current assets	6,477,654	2,557,317

Investment properties at cost (including acquisition fees paid to affiliates of $221,844 and $284,303 at March 31, 2014 and December 31, 2013, respectively) (Note 4):
Land and improvements	11,013,467	13,044,616

Total assets	$17,491,121	15,601,933

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$18,272	3,176
Accrued real estate taxes	31,274	29,555
Due to affiliates (Note 3)	17,897	35,981
Unearned income	114,528	0

Total current liabilities	181,971	68,712

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	13,973,117	13,973,483
Cumulative cash distributions	(13,613,195)	(13,613,195)

	360,422	360,788

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2014 and December 31, 2013, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,919,664	65,143,369
Cumulative cash distributions	(92,530,845)	(92,530,845)

	16,948,728	15,172,433

Total Partners’ capital	17,309,150	15,533,221

Total liabilities and Partners’ capital	$17,491,121	15,601,933

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2014 and 2013

(unaudited)

		2014	2013

Revenues:
Rental income (Note 5)	$	38,037	37,349

Total revenues		38,037	37,349

Expenses:
Professional services to affiliates		8,956	13,223
Professional services to non-affiliates		40,167	42,386
General and administrative expenses to affiliates		8,747	5,571
General and administrative expenses to non-affiliates		9,879	14,205
Marketing expenses to affiliates		1,076	609
Marketing expenses to non-affiliates		300	0
Land operating expenses to affiliates		567	1,272
Land operating expenses to non-affiliates		7,866	7,443

Total expenses		77,558	84,709

Operating loss		(39,521)	(47,360)

Interest income		1,516	1,799
Other income		2,000	2,850

Loss from continuing operations		(36,005)	(42,711)

Discontinued operations (Note 2):
Income (loss) from discontinued operations		(605)	3,231
Gain on sale of investment property		1,812,539	0

Income from discontinued operations		1,811,934	3,231

Net income (loss)	$	1,775,929	(39,480)

Net income (loss) allocated to:
General Partner	$	(366)	(395)
Limited Partners		1,776,295	(39,085)

Net income (loss)	$	1,775,929	(39,480)

Net loss allocated to the one General Partner Unit	$	(366)	(395)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2014 and 2013):
Continuing operations	$	(.71)	(.84)
Discontinued operations		36.19	.06

	$	35.48	(.78)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

(unaudited)

		2014	2013

Cash flows from operating activities:
Net income (loss)	$	1,775,929	(39,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Gain on sale of investment property		(1,812,539)	0
Changes in assets and liabilities:
Other assets		1,195	1,210
Accounts payable		9,905	(5,633)
Accrued real estate taxes		1,719	8,208
Due to affiliates		(18,084)	3,710
Unearned income		114,528	186,551

Net cash provided by operating activities		72,653	154,566

Cash flows from investing activities:
Additions to investment properties		(23,273)	(23,485)
Proceeds from sale of investment property		3,872,152	0

Net cash provided by (used in) investing activities		3,848,879	(23,485)

Net increase in cash and cash equivalents		3,921,532	131,081
Cash and cash equivalents at beginning of period		2,552,882	3,039,229

Cash and cash equivalents at end of period	$	6,474,414	3,170,310

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2014

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2013, which are included in the Partnership’s 2013 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through March 31, 2014, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2013 financial statements to conform with the 2014 presentation.

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial position and results of operations for the periods presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market value. The Partnership maintains its cash and cash equivalents at a financial institution. The account balances at the financial institution exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 on accounts and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Partnership believes that the risk is not significant, and the Partnership does not anticipate the financial institution’s non-performance.

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

(2) Discontinued Operations and Investment Property Held for Sale

During the three months ended March 31, 2014, the Partnership sold the remaining acres of Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. The operations related to Parcel 4 for the three months ended March 31, 2014 and March 31, 2013 are included in discontinued operations on the accompanying statements of operations. In addition, the operations related to Parcel 3/27, Parcel 18 and Parcel 22, which were sold in the last three quarters of 2013, are included in discontinued operations on the accompanying statements of operations for the three months ended March 31, 2013. There were no land sales during the three months ended March 31, 2013. As of March 31, 2014 and December 31, 2013, we have not classified any investment property as held for sale.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $17,703 and $18,794 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively. There are $12,120 and $26,212 in unpaid professional services to affiliates and general and administrative expense to affiliates as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $1,076 and $609 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively, of which $1,114 and $381 was unpaid as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $4,611 and $6,309 have been incurred for the three months ended March 31, 2014 and 2013, respectively. Such costs are included in investment properties, of which $4,663 and $4,777 was unpaid as of March 31, 2014 and December 31, 2013, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $567 and $1,272 are included in land operating expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $6,168 for the three months ended March 31, 2013, and are included in discontinued operations, of which $4,611 was unpaid as of December 31, 2013. The affiliate did not recognize a profit on any project.

As of March 31, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of March 31, 2014, the Partnership owned two parcels of land consisting of approximately 544 acres.

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

In determining the value of an investment property and whether the property is impaired, management considers several indicators which require difficult, complex and/or subjective judgments, such as projected sales prices, capital expenditures, assessment of current economic conditions, and management’s intent to hold on to a property until such time as reasonable and acceptable offers are received. The aforementioned indicators are considered by management in determining the value of any particular property. The value of any particular property is sensitive to the actual results of any of these uncertain indicators, either individually or taken as a whole. Should the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2014 and 2013, respectively, the Partnership had recorded no such impairment.

(b)	Reconciliation of investment properties owned:

	March 31,	December 31,
	2014	2013

Balance at January 1,	$13,044,616	16,093,679
Additions during period	28,464	28,060
Sales during period	(2,059,613)	(3,077,123)

Balance at end of period,	$11,013,467	13,044,616

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of March 31, 2014, unearned income was $114,528.

As of March 31, 2014, the Partnership had farm leases of generally one year in duration, for approximately 426 acres of the approximately 544 acres owned.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective order. The matter has proceeded to deposition discovery. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. It is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery is proceeding. The next status hearing will be held in May 2014.

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

On April 18, 2014, the Partnership paid distributions totaling $4,000,000, which includes $3,900,000 to the Limited Partners and $100,000 to the General Partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the three months ended March 31, 2014 and 2013, respectively, there were no impairments recorded. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of March 31, 2014 and December 31, 2013, we have not classified any investment property as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through March 31, 2014, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,986 acres of the approximately 4,530 acres originally owned. As of March 31, 2014, cumulative distributions have totaled $92,530,845 to the limited partners, which is equivalent to 183% of the original capital raised which was $50,476,170, and $13,613,195 to the general partner. Of the $92,530,845 distributed to the limited partners, $91,809,845 was net sales proceeds and $721,000 was from operations. As of March 31, 2014, we have used $47,453,723 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2014, we own, in whole or in part, two parcels, consisting of approximately 544 acres of which 426 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance expense.

During the three months ended March 31, 2014, we sold the remaining acreage of Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. During the three months ended March 31, 2013, there were no land sales. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities. At March 31, 2014, we had cash and cash equivalents of $6,474,414. On April 18, 2014, we paid distributions of $3,900,000 to our limited partners and $100,000 to our general partner. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our two remaining land parcels. We will evaluate our cash needs during the upcoming year to determine any future distributions.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen continued improvements in the residential resale real estate market, and are now seeing signs of national homebuilders entering back into the market place. There have been reports of farm parcel sales in surrounding communities from both speculators looking to hold land until the market rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. We have farm leases in place which generate sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability and management has the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers are received.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $17,703 and $18,794 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively. There are $12,120 and $26,212 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $1,076 and $609 have been incurred and are included in marketing expenses to affiliates for the three months ended March 31, 2014 and 2013, respectively, of which $1,114 and $381 was unpaid as of March 31, 2014 and December 31, 2013, respectively.

An affiliate of the general partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $4,611 and $6,309 have been incurred for the three months ended March 31, 2014 and 2013, respectively. Such costs are included in investment properties, of which $4,663 and $4,777 was unpaid as of March 31, 2014 and December 31, 2013, respectively. Also, an affiliate of the general partner supervises the maintenance of the parcels. Such costs of $567 and $1,272 are included in land operating expenses to affiliates for the three months ended March 31, 2014 and December 31, 2013, respectively. In addition, the costs related to Parcel 3/27 and Parcel 18 totaled $6,168 for the three months ended March 31, 2013, and are included in discontinued operations, of which $4,611 was unpaid as of December 31, 2013, respectively. The affiliate did not recognize a profit on any project.

As of March 31, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of March 31, 2014, we owned two parcels of land consisting of approximately 544 acres. Of the approximately 544 acres owned, 426 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $38,037 and $37,349 for the three months ended March 31, 2014 and 2013, respectively. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of March 31, 2014, unearned income was $114,528.

Professional services to affiliates and non-affiliates were $49,123 and $55,609 for the three months ended March 31, 2014 and 2013, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $18,626 and $19,776 for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. The decrease is due primarily to a decrease in data processing costs.

Marketing expenses to affiliates and non-affiliates were $1,376 and $609 for the three months ended March 31, 2014 and 2013, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale. The increase in marketing expenses is due to some additional internet advertising costs.

Land operating expenses to affiliates and non-affiliates were $8,433 and $8,715 for the three months ended March 31, 2014 and 2013, respectively. These costs typically include real estate tax expense, grounds maintenance expense, insurance and the Partnership’s proportionate share of the homeowners association fees.

Interest income was $1,516 and $1,799 for the three months ended March 31, 2014 and 2013, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $2,000 and $2,850 for the three months ended March 31, 2014 and 2013, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease in 2014 is due to less transfer fee income as a result of a decreased number of completed unit transfers.

Income (loss) from discontinued operations was $(605) and $3,231 for the three months ended March 31, 2014 and 2013, respectively. Included in income (loss) from discontinued operations are the rental income, insurance, real estate taxes, and land operating expenses pertaining to sold parcels. For the three months ended March 31, 2014, the sold parcel includes only Parcel 4. For the three months ended March 31, 2013, sold parcels include Parcel 3/27, Parcel 18, Parcel 22 and Parcel 4. The gain on sale of investment property of $1,812,539 is due to the sale of the remaining acres of Parcel 4 on March 14, 2014.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the three months ended March 31, 2014.

Investment properties activity:

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Costs of Property Sold/Impaired	Parcels at 03/31/14	on Sale Recognized

1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0	1,812,539
		(299.0250)	03/14/2014

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	76,024	1,909,034	1,925,965	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Costs of Property Sold/Impaired	Parcels at 03/31/14	on Sale Recognized

9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Costs of Property Sold/Impaired	Parcels at 03/31/14	on Sale Recognized

18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,483,836	2,190,275	9,087,502	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/		Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel #	Illinois County	Purchased (Sold)	Sales Date		Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Costs of Property Sold/Impaired	Parcels at 03/31/14	on Sale Recognized

23	Kendall	133.2074	10/30/92	$	3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92		170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93		645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93		155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93		1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93		1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28(c)	Kendall	50.0000	09/16/02		661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$	38,810,025	2,504,276	41,314,301	47,453,723	77,754,557	11,013,467	1,812,539

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

On April 18, 2014, the Partnership paid distributions totaling $4,000,000, which includes $3,900,000 to the Limited Partners and $100,000 to the General Partner.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2014. Therefore, we may authorize additional sales of partnership units directly between parties during 2014. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the three months ended March 31, 2014 and 2013, respectively, there were no withholdings paid.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective order. The matter has proceeded to deposition discovery. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. It is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery is proceeding. The next status hearing will be held in May 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of March 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2014. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond. Bond has not replied to the Affirmative Defenses. The County has served discovery requests to B&B, Bond and ComEd. Bond has served discovery requests on the County. The County has produced a limited amount of documents and provided interrogatory responses to Bond which have been provided to us. ComEd produced limited documents and responses in March 2013 and produced additional documents in June 2013 following entry of a protective order. The matter has proceeded to deposition discovery. The County’s counsel also has informed counsel for the other parties that between five and eight of the light poles at issue have been moved by ComEd as part of a different project. Thus, these light poles are not expected to be a continued issue in this case.

The investigation of the claims and defenses in the Lawsuit is ongoing. It is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery is proceeding. The next status hearing will be held in May 2014.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

10.1	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund II, L.P. Parcel 4), by and between Inland Land Appreciation Fund II, L.P. and Kathryn E. Graves Revocable Trust, dated February 14, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	May 9, 2014

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	May 9, 2014