Form 10-Q
period 2014-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2014-08-08
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Yes ☐     No X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

June 30, 2014 and December 31, 2013

(unaudited)

Assets	2014	2013

Current assets:
Cash and cash equivalents (Note 1)	$2,405,047	2,552,882
Other assets	2,032	4,435

Total current assets	2,407,079	2,557,317

Investment properties at cost (including acquisition fees paid to affiliates of $221,844 and $284,303 at June 30, 2014 and December 31, 2013, respectively) (Note 4):
Land and improvements	11,023,032	13,044,616

Total assets	$13,430,111	15,601,933

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$11,260	3,176
Accrued real estate taxes	30,349	29,555
Due to affiliates (Note 3)	15,891	35,981
Unearned income	76,492	0

Total current liabilities	133,992	68,712

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,072,987	13,973,483
Cumulative cash distributions	(13,713,195)	(13,613,195)

	360,292	360,788

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2014 and December 31, 2013, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,806,763	65,143,369
Cumulative cash distributions	(96,430,845)	(92,530,845)

	12,935,827	15,172,433

Total Partners’ capital	13,296,119	15,533,221

Total liabilities and Partners’ capital	$13,430,111	15,601,933

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2014 and 2013

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues:
Rental income (Note 5)	$38,036	38,037	76,073	75,386

Total revenues	38,036	38,037	76,073	75,386

Expenses:
Professional services to affiliates	9,118	12,075	18,074	25,298
Professional services to non-affiliates	16,021	11,607	56,188	53,993
General and administrative expenses to affiliates	5,843	1,400	14,590	6,971
General and administrative expenses to non-affiliates	6,915	8,019	16,794	22,224
Marketing expenses to affiliates	786	2,295	1,862	2,904
Marketing expenses to non-affiliates	150	0	450	0
Land operating expenses to affiliates	493	1,544	1,060	2,816
Land operating expenses to non-affiliates	14,865	3,996	22,731	11,439

Total expenses	54,191	40,936	131,749	125,645

Operating loss	(16,155)	(2,899)	(55,676)	(50,259)

Interest income	1,474	1,708	2,990	3,507
Other income	1,650	2,400	3,650	5,250

Income (loss) from continuing operations	(13,031)	1,209	(49,036)	(41,502)

Discontinued operations (Note 2):
Loss from discontinued operations	0	(31,190)	(605)	(27,959)
Gain (loss) on sale of investment properties	0	(95,755)	1,812,539	(95,755)

	0	(126,945)	1,811,934	(123,714)

Net income (loss)	$(13,031)	(125,736)	1,762,898	(165,216)

Net income (loss) allocated to:
General Partner	$99,870	(300)	99,504	(695)
Limited Partners	(112,901)	(125,436)	1,663,394	(164,521)

Net income (loss)	$(13,031)	(125,736)	1,762,898	(165,216)

Net income (loss) allocated to the one General Partner Unit	$99,870	(300)	99,504	(695)

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2014 and 2013):
Continuing operations	$(.25)	.02	(.97)	(.82)
Discontinued operations	(2.00)	(2.53)	34.19	(2.47)

	$(2.25)	(2.51)	33.22	(3.29)

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

(unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,762,898	(165,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of investment property	(1,812,539)	95,755
Changes in assets and liabilities:
Other assets	2,403	2,434
Accounts payable	8,084	553
Accrued expenses	0	(1,300,000)
Accrued real estate taxes	794	(4,812)
Due to affiliates	(20,090)	214
Unearned income	76,492	124,914

Net cash provided by (used in) operating activities	18,042	(1,246,158)

Cash flows from investing activities:
Additions to investment properties	(38,029)	(30,107)
Proceeds from sale of investment property	3,872,152	1,842,245

Net cash provided by investing activities	3,834,123	1,812,138

Cash flows from financing activities:
Distributions	(4,000,000)	0

Net cash used in financing activities	(4,000,000)	0

Net increase (decrease) in cash and cash equivalents	(147,835)	565,980
Cash and cash equivalents at beginning of period	2,552,882	3,039,229

Cash and cash equivalents at end of period	$2,405,047	3,605,209

See accompanying notes to financial statements

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through June 30, 2014, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2013 financial statements to conform with the 2014 presentation.

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

Recently Issued Accounting Guidance

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

(unaudited)

line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for transactions that occur in annual periods beginning on or after December 15, 2014, and in interim periods within those years. Early adoption is permitted, but only for disposals or held for sale classifications that have not been reported in financial statements previously issued or made available for issuance. During the three months ended March 31, 2014, the Partnership sold the remaining acres of Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. As the financial statements for prior period sales had already been reported in previous filings, sales that occurred within the six months ended June 30, 2014 and 2013, respectively, will remain within discontinued operations. The Partnership expects the new guidance to eliminate the reporting of discontinued operations from sales of parcels on a going forward basis.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Partnership is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements

(2) Discontinued Operations and Investment Property Held for Sale

On March 14, 2014, the Partnership sold the remaining acres of Parcel 4, resulting in a gain on sale of $1,812,539. The loss on sale of $95,755 for the six months ended June 30, 2013 is due to the sale of the remaining acres of Parcel 3/27 on June 10, 2013. The operations related to Parcel 4 for the six months ended June 30, 2014 and 2013, respectively, are included in discontinued operations on the accompanying statements of operations. In addition, the operations related to Parcel 3/27, Parcel 18 and Parcel 22, which were sold in the last three quarters of 2013, are included in discontinued operations on the accompanying statements of operations for the six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Partnership has not classified any investment property as held for sale.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $32,664 and $32,269 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively. There are $10,003 and $26,212 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $1,862 and $2,904 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively, of which $879 and $381 was unpaid as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $9,279 and $10,561 have been incurred for the six months ended June 30, 2014 and 2013, respectively. Such costs are included in investment properties, of which $5,009 and $4,777 was unpaid as of June 30, 2014 and December 31, 2013, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $1,060 and $2,816 are included in land operating expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively. The affiliate did not recognize a profit on any project.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

(unaudited)

As of June 30, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of June 30, 2014, the Partnership owned two parcels of land consisting of approximately 544 acres.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2014 and 2013, respectively, the Partnership had recorded no such impairment.

(b)	Reconciliation of investment properties owned:

	June 30,	December 31,
	2014	2013

Balance at January 1,	$13,044,616	16,093,679
Additions during period	38,029	28,060
Sales during period	(2,059,613)	(3,077,123)

Balance at end of period,	$11,023,032	13,044,616

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

(unaudited)

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of June 30, 2014, unearned income was $76,492.

As of June 30, 2014, the Partnership had farm leases of generally one year in duration, for approximately 426 acres of the approximately 544 acres owned.

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2014

(unaudited)

The investigation of the claims and defenses in the Lawsuit is ongoing. It is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery is proceeding. The next status hearing will be held on September 16, 2014.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2014 and 2013, respectively, there were no impairments recorded. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation –We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting.

Assets Held for Sale - In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) the due diligence period as defined in the sales agreement has expired and a closing date has been set; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are included in the statements of operations as discontinued operations for all periods presented. As of June 30, 2014 and December 31, 2013, we have not classified any investment properties as investment property held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through June 30, 2014, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,986 acres of the approximately 4,530 acres originally owned. As of June 30, 2014, cumulative distributions have totaled $96,430,845 to the limited partners, which is equivalent to 191% of the original capital raised which was $50,476,170, and $13,713,195 to the general partner. Of the $96,430,845 distributed to the limited partners, $95,709,845 was net sales proceeds and $721,000 was from operations. As of June 30, 2014, we have used $47,463,288 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2014, we own, in whole or in part, two parcels, consisting of approximately 544 acres of which 426 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance expense.

At June 30, 2014, we had cash and cash equivalents of $2,405,047, which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to some or all of our land parcels.

During the six months ended June 30, 2014, we sold the remaining acreage of Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. During the six months ended June 30, 2013, we sold the remaining acreage of Parcel 3/27 for which we received $1,842,245 in net sales proceeds, resulting in a loss on sale of $95,755. On April 18, 2014, we paid distributions of $3,900,000 to our limited partners and $100,000 to our general partner. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our two remaining land parcels. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $32,664 and $32,269 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively. There are $10,003 and $26,212 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $1,862 and $2,904 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively, of which $879 and $381 was unpaid as of June 30, 2014 and December 31, 2013, respectively.

An affiliate of the general partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $9,279 and $10,561 have been incurred for the six months ended June 30, 2014 and 2013, respectively. Such costs are included in investment properties, of which $5,009 and $4,777 was unpaid as of June 30, 2014 and December 31, 2013, respectively. Also, an affiliate of the general partner supervises the maintenance of the parcels. Such costs of $1,060 and $2,816 are included in land operating expenses to affiliates for the six months ended June 30, 2014 and 2013, respectively. The affiliate did not recognize a profit on any project.

As of June 30, 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of June 30, 2014, we owned two parcels of land consisting of approximately 544 acres. Of the approximately 544 acres owned, 426 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $76,073 and $75,386 for the six months ended June 30, 2014 and 2013, respectively. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of June 30, 2014, unearned income was $76,492.

Professional services to affiliates and non-affiliates were $74,262 and $79,291 for the six months ended June 30, 2014 and 2013, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in accounting fees.

General and administrative expenses to affiliates and non-affiliates were $31,384 and $29,195 for the six months ended June 30, 2014 and 2013, respectively. General and administrative expenses primarily include data processing costs, postage, printing expenses and farm management fees. The increase is due primarily to an increase in investor services addressing investor inquiries relating to the April 2014 distribution and K-1 questions.

Marketing expenses to affiliates and non-affiliates were $2,312 and $2,904 for the six months ended June 30, 2014 and 2013, respectively. Marketing expenses are costs incurred for preparing and marketing parcels for sale, including internet advertising.

Land operating expenses to affiliates and non-affiliates were $23,791 and $14,255 for the six months ended June 30, 2014 and 2013, respectively. These costs typically include real estate tax expense, grounds maintenance expense and insurance. The increase for 2014 is primarily due to an increase in real estate taxes.

Interest income was $2,990 and $3,507 for the six months ended June 30, 2014 and 2013, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $3,650 and $5,250 for the six months ended June 30, 2014 and 2013, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease in 2014 is due to less transfer fee income as a result of a decreased number of completed unit transfers.

Loss from discontinued operations was $605 and $27,959 for the six months ended June 30, 2014 and 2013, respectively. Included in the loss from discontinued operations are the rental income, insurance, real estate taxes, and land operating expenses pertaining to parcels sold during 2013 and 2014. The operations related to Parcel 4, which was sold during the first quarter of 2014, are included in the loss from discontinued operations on the accompanying statements of operations for the six months ended June 30, 2014 and 2013, respectively. In addition, the operations related to Parcel 3/27, Parcel 18 and Parcel 22, which were sold in the last three quarters of 2013, are included in the loss from discontinued operations on the accompanying statements of operations for the six months ended June 30, 2013. On March 14, 2014, the Partnership sold the remaining acres of Parcel 4, resulting in a gain on sale of $1,812,539 for the six months ended June 30, 2014. On June 10, 2013, the Partnership sold the remaining acres of Parcel 3/27, resulting in a loss on sale of $95,755 for the six months ended June 30, 2013.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the six months ended June 30, 2014.

Investment properties activity:

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0	1,812,539
		(299.0250)	03/14/2014

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	78,027	1,909,034	1,927,968	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,491,398	2,190,275	9,095,064	0
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of	2014 Gain
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at	on Sale
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/14	Recognized
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,463,288	77,754,557	11,023,032	1,812,539

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the six months ended June 30, 2014 and 2013, respectively, there were no withholdings paid.

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

The investigation of the claims and defenses in the Lawsuit is ongoing. It is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery is proceeding. The next status hearing will be held on September 16, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The investigation of the claims and defenses in the Lawsuit is ongoing. It is not possible at this time to evaluate the likelihood of an outcome. For this same reason, any effort to estimate the range of potential loss is limited, other than $0 (based on a judgment in favor of the Partnership), to the approximately $819,740 alleged by the County in its Complaint for the relocation of the poles plus Bond’s allegations for attorneys’ fees. The Partnership filed a Motion for Summary Judgment on all claims brought against it. On February 5, 2014, this Motion was denied without prejudice. Deposition discovery is proceeding. The next status hearing will be held on September 16, 2014.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	August 8, 2014

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	August 8, 2014