Form 10-Q
period 2015-06-30
INLAND LAND APPRECIATION FUND II LP
filed 2015-08-11
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Yes ☐    No  X

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

June 30, 2015 and December 31, 2014

(unaudited)

Assets	2015	2014

Current assets:
Cash and cash equivalents (Note 1)	$2,271,949	2,282,333
Other assets	1,650	3,601

Total current assets	2,273,599	2,285,934

Investment properties at cost (including acquisition fees paid to affiliates of $221,844 at June 30, 2015 and December 31, 2014) (Note 4):
Land and improvements	11,039,679	11,038,345

Total assets	$13,313,278	13,324,279

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$10,040	3,250
Accrued real estate taxes	33,951	32,902
Due to affiliates (Note 3)	5,432	11,557
Unearned income	73,882	0

Total current liabilities	123,305	47,709

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,072,393	14,072,791
Cumulative cash distributions	(13,713,195)	(13,713,195)

	359,698	360,096

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at June 30, 2015 and December 31, 2014, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,748,022	66,787,410
Cumulative cash distributions	(96,477,656)	(96,430,845)

	12,830,275	12,916,474

Total Partners’ capital	13,189,973	13,276,570

Total liabilities and Partners’ capital	$13,313,278	13,324,279

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and six months ended June 30, 2015 and 2014

(unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Revenues:
Rental income (Note 5)	$36,540	38,036	72,678	76,073

Total revenues	36,540	38,036	72,678	76,073

Expenses:
Professional services to affiliates	8,655	9,118	20,520	18,074
Professional services to non-affiliates	16,090	16,021	83,035	56,188
General and administrative expenses to affiliates	2,785	5,843	13,163	14,590
General and administrative expenses to non-affiliates	10,043	6,915	20,806	16,794
Marketing expenses to affiliates	0	786	0	1,862
Marketing expenses to non-affiliates	0	150	0	450
Land operating expenses to affiliates	481	493	733	1,060
Land operating expenses to non-affiliates	7,513	14,865	18,729	22,731

Total expenses	45,567	54,191	156,986	131,749

Operating loss	(9,027)	(16,155)	(84,308)	(55,676)

Interest income	1,392	1,474	2,772	2,990
Other income	41,050	1,650	41,750	3,650

Income (loss) from continuing operations	33,415	(13,031)	(39,786)	(49,036)

Discontinued operations (Note 2):
Loss from discontinued operations	0	0	0	(605)
Gain on sale of investment property	0	0	0	1,812,539

Income from discontinued operations	0	0	0	1,811,934

Net income (loss)	$33,415	(13,031)	(39,786)	1,762,898

Net income (loss) allocated to:
General Partner	$334	99,870	(398)	99,504
Limited Partners	33,081	(112,901)	(39,388)	1,663,394

Net income (loss)	$33,415	(13,031)	(39,786)	1,762,898

Net income (loss) allocated to the one General Partner Unit	$334	99,870	(398)	99,504

Net income (loss) per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and six months ended June 30, 2015 and 2014):
Continuing operations	$.66	(.25)	(.79)	(.97)
Discontinued operations	0	(2.00)	0	34.19

	$.66	(2.25)	(.79)	33.22

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

(unaudited)

	2015	2014

Cash flows from operating activities:
Net income (loss)	$(39,786)	1,762,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Gain on sale of investment property	0	(1,812,539)
Changes in assets and liabilities:
Other assets	1,951	2,403
Accounts payable	6,790	8,084
Accrued real estate taxes	1,049	794
Due to affiliates	(6,125)	(20,090)
Unearned income	73,882	76,492

Net cash provided by operating activities	37,761	18,042

Cash flows from investing activities:
Additions to investment properties	(1,334)	(38,029)
Proceeds from sale of investment property	0	3,872,152

Net cash provided by (used in) investing activities	(1,334)	3,834,123

Cash flows from financing activities:
Distributions	(46,811)	(4,000,000)

Net cash used in financing activities	(46,811)	(4,000,000)

Net decrease in cash and cash equivalents	(10,384)	(147,835)
Cash and cash equivalents at beginning of period	2,282,333	2,552,882

Cash and cash equivalents at end of period	$2,271,949	2,405,047

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

June 30, 2015

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through June 30, 2015, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

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

Recently Issued Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for transactions that occur in annual periods beginning on or after December 15, 2014, and in interim periods within those years. There were no sales during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Partnership sold Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. Sales that occurred within the six months ended June 30, 2014 are included within discontinued operations. The Partnership expects the new guidance to eliminate the reporting of discontinued operations from sales of parcels on a going forward basis.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has voted to approve a one-year deferral of the effective date to fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Partnership is currently evaluating the new guidance to determine the impact it will have on its financial statements.

(2) Discontinued Operations and Investment Property Held for Sale

During the six months ended June 30, 2014, the Partnership sold Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. The operations related to Parcel 4 for the six months ended June 30, 2014 are included in discontinued operations on the accompanying statements of operations. There were no land sales during the six months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, we have not classified any investment property as held for sale.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $33,683 and $32,664 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2015 and 2014, respectively. There are $4,936 and $7,726 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of June 30, 2015 and December 31, 2014, respectively.

An affiliate of the General Partner performed marketing and advertising services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $0 and $1,862 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2015 and 2014, respectively, of which $0 and $523 was unpaid as of June 30, 2015 and December 31, 2014, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $1,252 and $9,279 have been incurred for the six months ended June 30, 2015 and 2014, respectively. Such costs are included in investment properties, of which $496 and $3,185 was unpaid as of June 30, 2015 and December 31, 2014, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $733 and $1,060 are included in land operating expenses to affiliates for the six months ended June 30, 2015 and 2014, respectively, of which $0 and $123 was unpaid as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of June 30, 2015, the Partnership owned two parcels of land consisting of approximately 544 acres.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2015 and 2014, respectively, the Partnership had recorded no such impairment.

(b)	Reconciliation of investment properties owned:

	June 30, 2015	December 31, 2014

Balance at January 1,	$11,038,345	13,044,616
Additions during period	1,334	53,342
Sales during period	0	(2,059,613)

Balance at end of period,	$11,039,679	11,038,345

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of June 30, 2015, unearned income was $73,882.

As of June 30, 2015, the Partnership had farm leases of generally one year in duration, for approximately 426 acres of the approximately 544 acres owned.

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

On April 10, 2015, Bond filed a Motion for Summary Judgment (the “Motion”) against the County seeking the dismissal with prejudice of the sole count alleged against Bond. Dismissal of the County’s complaint against Bond would result in the dismissal of Bond’s Third Party Complaint against the Partnership, and thus, the Partnership co-filed the Motion. The Motion was granted in favor of the Partnership by written Order dated August 6, 2015. The time for appeal of this Order has not yet expired.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the six months ended June 30, 2015 and 2014, respectively, there were no impairments recorded. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of June 30, 2015 and December 31, 2014, we have not classified any investment property as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through June 30, 2015, we have had multiple sales, exchange transactions, and conveyances through which we have disposed of the buildings and approximately 3,986 acres of the approximately 4,530 acres originally owned. As of June 30, 2015, cumulative distributions have totaled $96,477,656 to the limited partners, which is equivalent to 191% of the original capital raised which was $50,476,170, and $13,713,195 to the general partner. Of the $96,477,656 distributed to the limited partners, $95,756,656 was net sales proceeds and $721,000 was from operations. As of June 30, 2015, we have used $47,479,935 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of June 30, 2015, we own in part, two parcels, consisting of approximately 544 acres of which 426 are leased to local farmers and are generating sufficient cash flow from leases to cover real estate taxes and insurance expense.

During the six months ended June 30, 2015, there were no land sales. During the six months ended June 30, 2014, we sold Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities.

At June 30, 2015, we had cash and cash equivalents of $2,271,949. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our two remaining land parcels. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $33,683 and $32,664 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the six months ended June 30, 2015 and 2014, respectively. There are $4,936 and $7,726 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of June 30, 2015 and December 31, 2014, respectively.

An affiliate of our general partner performed marketing and advertising services for us and was reimbursed for direct costs. Such costs of $0 and $1,862 have been incurred and are included in marketing expenses to affiliates for the six months ended June 30, 2015 and 2014, respectively, of which $0 and $523 was unpaid as of June 30, 2015 and December 31, 2014, respectively.

An affiliate of the general partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $1,252 and $9,279 have been incurred for the six months ended June 30, 2015 and 2014, respectively. Such costs are included in investment properties, of which $496 and $3,185 was unpaid as of June 30, 2015 and December 31, 2014, respectively. Also, an affiliate of the general partner supervises the maintenance of the parcels. Such costs of $733 and $1,060 are included in land operating expenses to affiliates for the six months ended June 30, 2015 and 2014, respectively, of which $0 and $123 was unpaid as of June 30, 2015 and December 31, 2014, respectively. The affiliate did not recognize a profit on any project.

As of June 30, 2015, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of June 30, 2015, we owned two parcels of land consisting of approximately 544 acres. Of the approximately 544 acres owned, 426 acres are tillable, leased to local farmers and generate sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $72,678 and $76,073 for the six months ended June 30, 2015 and 2014, respectively. Farm rent is fully collected during the first quarter. As such, a portion of the farm rent is classified as unearned income. As of June 30, 2015, unearned income was $73,882. Rental income for 2015 decreased due to slightly lower lease rates.

Professional services to affiliates and non-affiliates were $103,555 and $74,262 for the six months ended June 30, 2015 and 2014, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The increase is due primarily to an increase in legal fees due to the litigation described above and due to the timing of when accounting services were performed.

General and administrative expenses to affiliates and non-affiliates were $33,969 and $31,384 for the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses include data processing costs, postage, printing expenses, farm management fees and investor services. The increase is due primarily to an increase in investor services.

Marketing expenses to affiliates and non-affiliates were $0 and $2,312 for the six months ended June 30, 2015 and 2014, respectively. Marketing expenses are costs incurred for preparing and marketing parcels for sale. The marketing expenses in 2014 were due to internet advertising costs.

Land operating expenses to affiliates and non-affiliates were $19,462 and $23,791 for the six months ended June 30, 2015 and 2014, respectively. These costs typically include real estate tax expense and insurance. The decrease is due to a decrease in real estate taxes.

Interest income was $2,772 and $2,990 for the six months ended June 30, 2015 and 2014, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $41,750 and $3,650 for the six months ended June 30, 2015 and 2014, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. Included in 2015 is a $40,000 refund from the Village of Montgomery for various fees paid during the development of Parcel 3/27 which was sold in prior years.

Loss from discontinued operations was $0 and $605 for the six months ended June 30, 2015 and 2014, respectively. Included in loss from discontinued operations are the rental income, insurance, real estate taxes, and land operating expenses pertaining to sold parcels. There were no land sales for the six months ended June 30, 2015. For the six months ended June 30, 2014, the operations pertaining to Parcel 4 are included in loss from discontinued operations. The gain on sale of investment property for the six months ended June 30, 2014 of $1,812,539 is due to the sale of Parcel 4 on March 14, 2014.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the six months ended June 30, 2015.

Investment properties activity:

		Gross Acres	Purchase/Sales	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of
Parcel	Illinois	Purchased		Original	Acquisition	Total	Subsequent to	Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/15
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	79,248	1,909,034	1,929,189
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

		Gross Acres	Purchase/Sales	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of
Parcel	Illinois	Purchased		Original	Acquisition	Total	Subsequent to	Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/15
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/Sales	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of
Parcel	Illinois	Purchased		Original	Acquisition	Total	Subsequent to	Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/15
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,506,824	2,190,275	9,110,490
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/Sales Date	Initial Costs			Costs Capitalized	Costs of	Total Remaining Costs of
Parcel	Illinois	Purchased		Original	Acquisition	Total	Subsequent to	Property	Parcels at
#	County	(Sold)		Costs	Costs	Costs	Acquisition	Sold/Impaired	06/30/15
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A (a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01

24A (b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,479,935	77,754,557	11,039,679

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

On April 10, 2015, Bond filed a Motion for Summary Judgment (the “Motion”) against the County seeking the dismissal with prejudice of the sole count alleged against Bond. Dismissal of the County’s complaint against Bond would result in the dismissal of Bond’s Third Party Complaint against the Partnership, and thus, the Partnership co-filed the Motion. The Motion was granted in favor of the Partnership by written Order dated August 6, 2015. The time for appeal of this Order has not yet expired.

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

Based on management’s evaluation as of June 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2015. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2015, Bond filed a Motion for Summary Judgment (the “Motion”) against the County seeking the dismissal with prejudice of the sole count alleged against Bond. Dismissal of the County’s complaint against Bond would result in the dismissal of Bond’s Third Party Complaint against the Partnership, and thus, the Partnership co-filed the Motion. The Motion was granted in favor of the Partnership by written Order dated August 6, 2015. The time for appeal of this Order has not yet expired.

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

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	August 11, 2015

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	August 11, 2015