Form 10-K
period 2015-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2016-03-18
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. (the “Partnership”) was formed on June 28, 1989 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our Partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2015, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located, as well as the depressed real estate market, our holding period has exceeded our original estimates. Through December 31, 2015, we have had multiple sales transactions, disposing of approximately 3,986 acres of the approximately 4,530 acres originally owned. We will continue to own the remaining acres comprising Parcels 8 and 20 in Kane and Kendall Counties, Illinois until such time as we receive a reasonable and acceptable offer which the general partner deems to be reflective of the market for the land within that area.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2015, we had no land sales. During the year ended December 31, 2014, we sold Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities. We will evaluate our cash needs during the upcoming year to determine any future distributions.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. During 2015 we had farm leases in place which generated sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership operated during 2015 with the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers were received.

We had no employees during 2015. Accordingly, we hired no compensation consultants.

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

Item 1(A). Risk Factors

Real Estate Market

The slowly improving real estate market continues to impact new construction sales activity, especially sales of vacant land within Kane and Kendall Counties where the Partnership’s remaining land is located. Builders and developers today are less likely to build speculatively and are approaching new developments with caution. Any negative changes to the financial markets, real estate markets and employment numbers can have an impact on additional land sales which could result in an even longer holding period than previously estimated.

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

Partnership-Related Risks

Risk of Installment Sale. We may sell land parcels on an installment basis (which means that the sale price will be received in installments during the term of the agreement). In the event we find it necessary or desirable to provide such financing upon the resale of our parcels, a liquidation of the Partnership may be delayed beyond the time of disposition of the parcels until any such loans are repaid or otherwise liquidated. In the event of a default on an installment sale, we may be forced to reacquire a property.

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

Item 1(B). Unresolved Staff Comments

Not applicable.

Item 2. Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the year ended December 31, 2015.

Investment properties activity:

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/15
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14
5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01
6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07
7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000
8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	1,909,034	1,935,489
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/15
9(c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02
10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0
		(138.4470)	05/03/93
12(c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0
		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/15
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01
20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,524,283	2,190,275	9,127,949
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13
21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06
22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/15
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28(c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,503,694	77,754,557	11,063,438

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our Partnership, a return of their original capital plus the 15% cumulative return. Our remaining parcels consist of land which generates revenue from farming or other leasing activities. It is not expected that we will generate cash distributions to limited partners from farm leases or other leasing activities. Through December 31, 2015, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item 3. Legal Proceedings

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit had been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleged that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) were responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleged that either Bond or Commonwealth Edison Company (“ComEd”) was responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and had pled five affirmative defenses. The affirmative defenses generally alleged that the bond did not cover the pole relocation, that only one pole needed to be relocated at significantly less cost, and alternatively, that ComEd was responsible for any pole relocation costs. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond was deemed responsible for or settled the County’s allegations, then B&B, the Partnership, and/or the Individuals would bear some or all of this responsibility under a General Agreement of Indemnity. Bond also sought its attorneys’ fees based on such General Agreement of Indemnity.

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond.

On April 10, 2015, following discovery, Bond filed a Motion for Summary Judgment (the “Motion”) against the County seeking the dismissal with prejudice of the sole count alleged against Bond. Dismissal of the County’s complaint against Bond would result in the dismissal of Bond’s Third Party Complaint against the Partnership, and thus, the Partnership co-filed the Motion. The Motion was granted in favor of the Partnership by written Order dated August 6, 2015 (“the Summary Judgment Order”). On September 30, 2015, at the request of Bond and the Partnership, the Court entered an Order that there was no just reason to delay the enforcement of, or the appeal from, the Summary Judgment Order, which commenced the 30-day deadline for the filing of any appeal of the Summary Judgment Order. No notice of appeal of the Summary Judgment Order has been served on the Partnership, and the deadline to file such a notice has passed.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases Limited Partnership Units

As of February 15, 2016, there were 4,019 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

In April 2015, we made a payment of $46,811 to the Illinois Department of Revenue for the Illinois income tax withholding requirements for nonresident partners. The payment is accounted for as a distribution which will be recovered from nonresident partners’ future distributions. In April 2014, we made a distribution totaling $4,000,000, which included $3,900,000 to the limited partners and $100,000 to the general partner. We will evaluate our cash needs during the upcoming year to determine any future distributions.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2015 and 2014, respectively, there were no impairments recorded. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

Cost Allocation - We use the area method of cost allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition - We recognize income from the sale of land parcels in accordance with the full accrual method of accounting. Rental revenue is recognized as earned.

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

From time to time, we may determine that a “held for sale property” no longer meets the criteria to continue to be classified as held for sale. If this occurs, we record the property at the lower of the carrying amount before the property was classified as held for sale or the fair value at the decision date not to sell. As of December 31, 2015 and 2014, respectively, we have not classified any properties as held for sale.

Liquidity and Capital Resources

Between October 25, 1989 and October 24, 1991, we sold 50,476.17 limited partnership units to the public at $1,000 per unit resulting in $50,476,170 in gross offering proceeds, not including the general partner’s capital contribution of $500.

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2015, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 3,986 acres of the approximately 4,530 acres originally owned. Through December 31, 2015, cumulative distributions have totaled $96,477,656 to the limited partners, which is equivalent to 191% of the original capital raised, which was $50,476,170, and cumulative distributions to the general partner have totaled $13,713,195. Of the $96,477,656 distributed to the limited partners, $95,756,656 was net sales proceeds and $721,000 was from operations. Through December 31, 2015, we have used $47,503,694 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from farm rents. As of December 31, 2015, we own, in part, two parcels, consisting of approximately 544 acres of which 426 were leased to local farmers and generated sufficient cash flow from leases to cover real estate taxes and insurance expense. We continue to market the remaining acres for sale.

At December 31, 2015, we had cash and cash equivalents of $2,134,457 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to one or both of our land parcels.

The Partnership has listed portions of Parcel 20 for sale utilizing a real estate auction platform in an effort to procure a buyer or buyers interested in purchasing property zoned for multifamily, retail and/or agricultural farm land. The Partnership has opted to utilize the sealed bid auction format which gives the Partnership the ability to accept or reject offers from prospective buyers. The auction is currently expected to occur during the second quarter of 2016.

The Partnership has been marketing Parcel 8 which is zoned for agricultural use. As a result of the current marketing efforts, we have not entered into farm leases for the agricultural zoned land for 2016.

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

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. During 2015 we had farm leases in place which generated sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership operated during 2015 with the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers were received.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $68,738 and $54,651 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2015 and 2014, respectively, of which $7,260 and $7,726 was unpaid as of December 31, 2015 and 2014, respectively.

An affiliate of our general partner performs marketing, advertising and auction services for us and is reimbursed for direct costs. Such costs of $19,950 and $2,832 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2015 and 2014, respectively, of which $0 and $523 was unpaid as of December 31, 2015 and 2014, respectively.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2015 and 2014, we incurred $3,926 and $17,417, respectively, of such costs. Such costs are included in investment properties, of which $380 and $3,185 was unpaid as of December 31, 2015 and 2014, respectively. Also, an affiliate of the general partner supervises the maintenance of the parcels. Such costs of $1,596 and $2,055 are included in land operating expenses to affiliates for the years ended December 31, 2015 and 2014, respectively, of which $0 and $123 was unpaid as of December 31, 2015 and 2014, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2015, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2015, we owned two parcels of land consisting of approximately 544 acres. Of the approximately 544 acres owned, approximately 426 acres are tillable, leased to local farmers and generated sufficient cash flow to cover real estate taxes and insurance. Rental income was $146,560 and $152,565 for the years ended December 31, 2015 and 2014, respectively. 2016 farm leases for our tillable land have not yet been negotiated as management is in the process of evaluating current purchase offers from third party purchasers interested in acquiring the remaining farm acreage.

Professional services to affiliates and non-affiliates were $166,909 and $140,868 for the years ended December 31, 2015 and 2014, respectively. Professional services to affiliates and non-affiliates include primarily accounting and legal services. The increase is due primarily to an increase in legal fees due to the litigation described above and due to the timing of when accounting services were performed.

General and administrative expenses to affiliates and non-affiliates were $44,043 and $44,652 for the years ended December 31, 2015 and 2014, respectively. General and administrative expenses primarily include data processing costs, postage, printing, investor services expenses and farm management fees.

Marketing expenses to affiliates and non-affiliates were $19,950 and $3,282 for the years ended December 31, 2015 and 2014, respectively. Marketing expenses to affiliates and non-affiliates are costs incurred for preparing and marketing parcels for sale and monitoring activity at the parcels. The marketing expenses increased in 2015 primarily due to auction-related fees.

Land operating expenses to affiliates and non-affiliates were $41,786 and $44,198 for the years ended December 31, 2015 and 2014, respectively. These costs primarily include real estate tax expense.

Interest income was $5,518 and $5,905 for the years ended December 31, 2015 and 2014, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received. Interest income decreased due to less cash available to invest.

Other income was $50,250 and $5,945 for the years ended December 31, 2015 and 2014, respectively. Other income is due typically to transfer fee income as a result of the number of completed unit transfers. Included in 2015 is a $45,000 refund from the Village of Montgomery for various fees paid during the development of Parcel 3/27 which was sold in prior years.

Loss from discontinued operations was $0 and $605 for the years ended December 31, 2015 and 2014, respectively. Included in loss from discontinued operations are the rental income, insurance, real estate taxes, and land operating expenses pertaining to sold parcels. There were no land sales for the year ended December 31, 2015. For the year ended December 31, 2014, the operations related to Parcel 4 are included in the loss from discontinued operations on the accompanying statements of operations for the year ended December 31, 2014. The gain on sale of investment property for the year ended December 31, 2014 of $1,812,539 was due to the sale of Parcel 4 on March 14, 2014.

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

Subsequent to year end, management has formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. During the first quarter of 2016, management received offers from third parties interested in acquiring a portion of the Partnership’s remaining land. On March 1, 2016, the Partnership entered into a vacant land purchase and sale contract with a third party purchaser for the remaining acreage of Parcel 8 for a sales price of $1,712,940. Provided the buyer performs pursuant to the terms of the contract, the sale will result in a loss of approximately $222,000, before selling costs and transfer taxes and is expected to close during March 2016.

In addition, the Partnership has listed portions of Parcel 20 for sale utilizing a real estate auction platform in an effort to procure a buyer or buyers interested in purchasing property zoned for multifamily, retail and/or agricultural farm land. The Partnership has opted to utilize the sealed bid auction format which gives the Partnership the ability to accept or reject offers from prospective buyers. The auction is currently expected to occur during the second quarter of 2016. If the Partnership were to accept an offer from the auction it could result in a loss.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable year ended December 31, 2015, there were no withholdings required. For the taxable year ended December 31, 2014, there was a required withholding amount of $46,811 which was paid to the Illinois Department of Revenue in April 2015. You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit had been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleged that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) were responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleged that either Bond or Commonwealth Edison Company (“ComEd”) was responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and had pled five affirmative defenses. The affirmative defenses generally alleged that the bond did not cover the pole relocation, that only one pole needed to be relocated at significantly less cost, and alternatively, that ComEd was responsible for any pole relocation costs. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond was deemed responsible for or settled the County’s allegations, then B&B, the Partnership, and/or the Individuals would bear some or all of this responsibility under a General Agreement of Indemnity. Bond also sought its attorneys’ fees based on such General Agreement of Indemnity.

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond.

On April 10, 2015, following discovery, Bond filed a Motion for Summary Judgment (the “Motion”) against the County seeking the dismissal with prejudice of the sole count alleged against Bond. Dismissal of the County’s complaint against Bond would result in the dismissal of Bond’s Third Party Complaint against the Partnership, and thus, the Partnership co-filed the Motion. The Motion was granted in favor of the Partnership by written Order dated August 6, 2015 (“the Summary Judgment Order”). On September 30, 2015, at the request of Bond and the Partnership, the Court entered an Order that there was no just reason to delay the enforcement of, or the appeal from, the Summary Judgment Order, which commenced the 30-day deadline for the filing of any appeal of the Summary Judgment Order. No notice of appeal of the Summary Judgment Order has been served on the Partnership, and the deadline to file such a notice has passed.

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2015 and 2014, and the related statements of operations, partners’ capital, and cash flows for years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 18, 2016

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,134,457	2,282,333
Other assets	2,319	3,601

Total current assets	2,136,776	2,285,934

Investment properties (including acquisition fees paid to affiliates of $221,844 at December 31, 2015 and 2014) (Note 5):
Land and improvements	11,063,438	11,038,345

Total assets	$13,200,214	13,324,279

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$0	3,250
Accrued real estate taxes	33,175	32,902
Due to affiliates (Note 4)	7,640	11,557

Total current liabilities	40,815	47,709

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,072,087	14,072,791
Cumulative cash distributions	(13,713,195)	(13,713,195)

	359,392	360,096

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2015 and 2014,(net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	66,717,754	66,787,410
Cumulative cash distributions	(96,477,656)	(96,430,845)

	12,800,007	12,916,474

Total Partners’ capital	13,159,399	13,276,570

Total liabilities and Partners’ capital	$13,200,214	13,324,279

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2015 and 2014

	2015	2014
Revenues:
Rental income (Note 6)	$146,560	152,565

Total revenues	146,560	152,565

Expenses:
Professional services to affiliates	52,528	37,144
Professional services to non-affiliates	114,381	103,724
General and administrative expenses to affiliates	16,210	17,507
General and administrative expenses to non-affiliates	27,833	27,145
Marketing expenses to affiliates	19,950	2,832
Marketing expenses to non-affiliates	0	450
Land operating expenses to affiliates	1,596	2,055
Land operating expenses to non-affiliates	40,190	42,143

Total expenses	272,688	233,000

Operating loss	(126,128)	(80,435)

Interest income	5,518	5,905
Other income	50,250	5,945

Loss from continuing operations	(70,360)	(68,585)

Discontinued operations (Note 3):
Loss from discontinued operations	0	(605)
Gain on sale of investment properties	0	1,812,539

Income from discontinued operations	0	1,811,934

Net income (loss)	$(70,360)	1,743,349

Net income (loss) allocated to (Note 2):
General Partner	$(704)	99,308
Limited Partners	(69,656)	1,644,041

Net income (loss)	$(70,360)	1,743,349

Net income (loss) allocated to the one General Partner Unit	$(704)	99,308

Net income (loss) per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 Units for the years ended December 31, 2015 and 2014)
Continuing operations	$(1.39)	(1.35)
Discontinued operations	0	34.19

	$(1.39)	32.84

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2015 and 2014

	General Partner	Limited Partners	Total

Balance at January 1, 2014	$360,788	15,172,433	15,533,221

Net income (Note 2)	99,308	1,644,041	1,743,349

Distributions to Partners (Note 2)	(100,000)	(3,900,000)	(4,000,000)

Balance at December 31, 2014	$360,096	12,916,474	13,276,570

Net loss (Note 2)	(704)	(69,656)	(70,360)

Distributions to Partners (Note 2)	0	(46,811)	(46,811)

Balance at December 31, 2015	$359,392	12,800,007	13,159,399

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(70,360)	1,743,349
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment properties	0	(1,812,539)
Changes in assets and liabilities:
Other assets	1,282	834
Accounts payable	(3,250)	74
Accrued real estate taxes	273	3,347
Due to affiliates	(3,917)	(24,424)

Net cash flow used in operating activities	(75,972)	(89,359)

Cash flows from investing activities:
Additions to investment properties	(25,093)	(53,342)
Proceeds from sale of investment properties	0	3,872,152

Net cash flow provided by (used in) investing activities	(25,093)	3,818,810

Cash flows from financing activities:
Distributions	(46,811)	(4,000,000)

Net cash used in financing activities	(46,811)	(4,000,000)

Net decrease in cash and cash equivalents	(147,876)	(270,549)
Cash and cash equivalents at beginning of year	2,282,333	2,552,882

Cash and cash equivalents at end of year	$2,134,457	2,282,333

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2015 and 2014

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2015, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. There were farm leases in place during 2015 which generated sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership operated during 2015 with the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers were received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.

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

	2015		2014
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$13,200,214	20,732,654	13,324,279	20,856,719

Partners’ capital:
General Partner	359,392	169,772	360,096	170,476
Limited Partners	12,800,007	20,522,069	12,916,474	20,591,692

Net income (loss) allocated:
General Partner	(704)	(704)	99,308	99,308
Limited Partners	(69,656)	(69,656)	1,644,041	1,644,041

Net income (loss) per Limited Partnership Unit	(1.39)	(1.39)	32.84	32.84

The net income (loss) per Unit is based upon the weighted average number of Units of 50,068 during 2015 and 2014.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

Recently Issued Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for transactions that occur in annual periods beginning on or after December 15, 2014, and in interim periods within those years. There were no land sales during 2015. During the year ended December 31, 2014, the Partnership sold Parcel 4, resulting in net sales proceeds of $3,872,152 and a gain on sale of $1,812,539. Sales that occurred within the year ended December 31, 2014 are included within discontinued operations. The Partnership expects the new guidance to eliminate the reporting of discontinued operations from sales of parcels on a going forward basis.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Partnership is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Any distributions from Net Sale Proceeds at a time when Invested Capital is greater than zero shall be deemed applied first to the reduction of such Invested Capital before application to payment of any deficiency in the 15% Cumulative Preferred Return.

The term of the Partnership shall continue until December 31, 2039, unless sooner terminated as provided in the Partnership Agreement.

(3) Discontinued Operations and Investment Property Held for Sale

During the year ended December 31, 2015, there were no land sales.

During the year ended December 31, 2014, the Partnership sold Parcel 4, resulting in a gain on sale of $1,812,539. Gain on sale of investment properties and the operations related to sold parcels are included in discontinued operations on the accompanying statements of operations for the years ended December 31, 2014. There is no investment property classified as held for sale as of December 31, 2015 and 2014, respectively.

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $68,738 and $54,651 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2015 and 2014, respectively, of which $7,260 and $7,726 was unpaid as of December 31, 2015 and 2014, respectively.

An affiliate of the General Partner performs marketing, advertising and auction services for the Partnership and is reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $19,950 and $2,832 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2015 and 2014, respectively, of which $0 and $523 was unpaid as of December 31, 2015 and 2014, respectively.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2015 and 2014, the Partnership incurred $3,926 and $17,417, respectively, of such costs. Such costs are included in investment properties, of which $380 and $3,185 was unpaid as of December 31, 2015 and 2014, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $1,596 and $2,055 are included in land operating expenses to affiliates for the years ended

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

December 31, 2015 and 2014, respectively, of which $0 and $123 was unpaid as of December 31, 2015 and 2014, respectively. The affiliate does not recognize a profit on any project.

As of December 31, 2015 and 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(5) Investment properties

As of December 31, 2015, the Partnership owned two parcels of land consisting of approximately 544 acres.

(a)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time. There were farm leases in place during 2015 and 2014 which generated sufficient income to cover the costs of insurance expense and real estate taxes. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership operated during 2015 with the intent to hold on to the remaining parcels until such time as reasonable and acceptable offers were received. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If this were to occur, the Partnership would be required to record an impairment loss equal to the excess of the carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. For the years ended December 31, 2015 and 2014, respectively, the Partnership did not record an impairment.

(b)	Reconciliation of investment properties owned:

	2015	2014
Balance at January 1,	$11,038,345	13,044,616
Additions during year	25,093	53,342
Sales during year	0	(2,059,613)

Balance at December 31,	$11,063,438	11,038,345

(c)	The aggregate cost of investment properties owned at December 31, 2015 for Federal income tax purposes was $11,063,438 (unaudited).

(6) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

As of December 31, 2015, the Partnership had farm leases of generally one year in duration, for approximately 426 acres of the approximately 544 acres owned.

(7) Litigation

On or about December 16, 2011, the Partnership received service of a Third Party Complaint filed by Bond Safeguard Insurance Company (“Bond”) against the Partnership and Inland Real Estate Investment Corporation along with six other third party defendants. The lawsuit had been brought in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois (the “Lawsuit”). In the Lawsuit, the County of Kane (the “County”) alleged that B&B Enterprises and/or Blackberry Creek Development Corporation (collectively “B&B”) were responsible for the relocation of approximately twenty-three power poles at an alleged cost of $819,740. Alternatively, the County alleged that either Bond or Commonwealth Edison Company (“ComEd”) was responsible for the cost of the pole relocation. On November 23, 2011, Bond filed an Answer denying the County’s allegations and had pled five affirmative defenses. The affirmative defenses generally alleged that the bond did not cover the pole relocation, that only one pole needed to be relocated at significantly less cost, and alternatively, that ComEd was responsible for any pole relocation costs. As alternative relief, Bond filed a Counterclaim against B&B and ComEd and a Third Party Complaint against the Partnership and four individuals (the “Individuals”) contending that, if Bond was deemed responsible for or settled the County’s allegations, then B&B, the Partnership, and/or the Individuals would bear some or all of this responsibility under a General Agreement of Indemnity. Bond also sought its attorneys’ fees based on such General Agreement of Indemnity.

On February 21, 2012, the Partnership filed an Answer and Affirmative Defenses denying the material allegations asserted by Bond.

On April 10, 2015, following discovery, Bond filed a Motion for Summary Judgment (the “Motion”) against the County seeking the dismissal with prejudice of the sole count alleged against Bond. Dismissal of the County’s complaint against Bond would result in the dismissal of Bond’s Third Party Complaint against the Partnership, and thus, the Partnership co-filed the Motion. The Motion was granted in favor of the Partnership by written Order dated August 6, 2015 (“the Summary Judgment Order”). On September 30, 2015, at the request of Bond and the Partnership, the Court entered an Order that there was no just reason to delay the enforcement of, or the appeal from, the Summary Judgment Order, which commenced the 30-day deadline for the filing of any appeal of the Summary Judgment Order. No notice of appeal of the Summary Judgment Order has been served on the Partnership, and the deadline to file such a notice has passed.

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

Subsequent to year end, management has formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. During the first quarter of 2016, management received offers from third parties interested in acquiring a portion of the Partnership’s remaining land. On March 1, 2016, the Partnership entered into a vacant land purchase and sale contract with a third party purchaser for the remaining acreage of Parcel 8 for a sales price of $1,712,940. Provided the buyer performs pursuant to the terms of the contract, the sale will result in a loss of approximately $222,000, before selling costs and transfer taxes and is expected to close during March 2016.

In addition, the Partnership has listed portions of Parcel 20 for sale utilizing a real estate auction platform in an effort to procure a buyer or buyers interested in purchasing property zoned for multifamily, retail and/or agricultural farm land. The Partnership has opted to utilize the sealed bid auction format which gives the Partnership the ability to accept or reject offers from prospective buyers. The auction is currently expected to occur during the second quarter of 2016. If the Partnership were to accept an offer from the auction it could result in a loss.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2015.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B). Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our general partner, Inland Real Estate Investment Corporation (IREIC), was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real properties. The general partner is an indirect wholly-owned subsidiary of The Inland Group, Inc. The general partner has responsibility for all aspects of our operations including risk oversight. The directors of the general partner have diverse and lengthy experience in the real estate industry and are well-qualified to guide the Partnership.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2016.

Functional Title

Daniel L. Goodwin	Director of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Chairman of IREIC
Mitchell A. Sabshon	Director, Chief Executive Officer and President of IREIC
Catherine L. Lynch	Director, Chief Financial Officer, Treasurer and Secretary of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management and Principal Executive Officer of the Partnership
Donna Urbain	Principal Financial Officer of the Partnership and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Associate Counsel and Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 72) was the founder of the Inland real estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc., a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin also has served as a director of Inland Real Estate Corporation (IRC), a publicly traded real estate investment trust, since 2001, and served as its chairman of the board from 2004 to April 2008. Mr. Goodwin became a director and the chairman of the board of Inland Real Estate Income Trust, Inc. in July 2012 and of Inland Residential Properties Trust, Inc. in December 2013.

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

ROBERT H. BAUM (age 72) has been a principal of the Inland real estate organization since May 1968 and is currently the vice chairman and executive vice president and general counsel of The Inland Group, positions he has held since July 1982 and January 1973, respectively. In his capacity as general counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group and its affiliates. This includes supervising the Inland Law Department and serving as liaison with outside counsel.

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

Mr. Baum is a past member of the Men’s Council of the Museum of Contemporary Art in Chicago. Mr. Baum is a lifetime trustee and has served as a member of the board of directors of Wellness House, a charitable organization that exists to improve the quality of life for people whose lives have been affected by cancer and its treatment by providing psychological and educational support to cancer patients, their families and friends. He is also a governing member of the Chicago Symphony Orchestra. Mr. Baum received a bachelor degree from The University of Wisconsin, in Madison, and a juris doctor degree from The Northwestern University School of Law, in Chicago, Illinois.

ROBERT D. PARKS (age 72) has over forty years of experience in the commercial real estate industry, having been a principal of the Inland real estate organization since May 1968. Mr. Parks is currently chairman of IREIC, a position he has held since November 1984. He has also served as a director of Inland Investment Advisors, Inc. since June 1995, and served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. from its inception in June 2008 through July 2014, and of InvenTrust Properties Corp. (formerly, Inland American Real Estate Trust, Inc.) from October 2004 through February 2015.

He received his bachelor degree from Northeastern Illinois University in Chicago, Illinois, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the National Association of Real Estate Investment Trusts, or “NAREIT.”

MITCHELL A. SABSHON (age 63) is a director, chief executive officer and president of IREIC, positions he has held since September 2013, August 2013 and January 2014, respectively. Mr. Sabshon has also served as a director of Inland Private Capital Corporation since September 2013 and a director of Inland Securities Corporation since January 2014. He is a director and president and chief executive officer of Inland Residential Properties Trust, Inc. and its business manager, positions he has held since December 2013. He is a director and the chief executive officer of Inland Real Estate Income Trust, Inc., positions he has held since September and April 2014, respectively, and a director of its business manager, a position he has held since October 2013. Prior to joining IREIC in August 2013, Mr. Sabshon served as executive vice president and chief operating officer of Cole Real Estate Investments, Inc. from November 2010 to June 2013. In this role, he was responsible for finance, asset management, property management, leasing and high yield portfolio management. He also worked on a broad range of initiatives across the Cole Real Estate Investments organization, including issues pertaining to corporate and portfolio strategy, product development and systems. Prior to joining Cole Real Estate Investments in November 2010, Mr. Sabshon served as managing partner and chief investment officer of EndPoint Financial LLC, an advisory firm providing acquisition and finance advisory services to equity investors, from 2008 to 2010. Mr. Sabshon was a licensed person with The OBEX Group from April 2009 through November 2009. Mr. Sabshon served as chief investment officer and executive vice president of GFI Capital Resources Group, Inc., a national owner-operator of multifamily properties, from 2007 to 2008. Prior to joining GFI, Mr. Sabshon served with Goldman Sachs & Company from 2004 to 2007 and from 1997 to 2002 in several key strategic roles, including president and chief executive officer of Goldman Sachs Commercial Mortgage Capital and head of the Insurance Client Development Group. From 2002 to 2004, Mr. Sabshon was executive director of the U.S. Institutional Sales Group at Morgan Stanley. Mr. Sabshon held various positions at Lehman Brothers Inc. from 1991 to 1997, including as senior vice president in the Real Estate Investment Banking Group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the Corporate Finance and Real Estate Structured Finance groups of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Sabshon received his juris doctor from Hofstra University School of Law and his bachelor degree from George Washington University.

CATHERINE L. LYNCH (age 57) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director and treasurer of Inland Investment Advisors, Inc. from June 1995 through December 2014, as a director and treasurer of Inland Institutional Capital Partners Corporation from May 2006 through December 2014 and as a director of Inland Private Capital Corporation since May 2012. She has served as the chief financial officer of Inland Real Estate Income Trust, Inc. since April 2014 and as a director of its business manager since August 2011. She has also served as the chief financial officer of Inland Residential Properties Trust, Inc. and its business manager since December 2013 and as treasurer of its business manager since December 2013. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 71) joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC. Ms. Matlin has served as a senior vice president of The Inland Real Estate Group, Inc. since January 2015, and she has been a director of Inland Private Capital Corporation since May 2001, a vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She also served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995, and a director and president of Inland Securities Corporation from July 1995 to March 1997 and director and vice president since April 1997. Since December 2007, Ms. Matlin has served as a director of Pan American Bank. Ms. Matlin served as vice president of administration of Inland Diversified Real Estate Trust, Inc. from June 2008 through July 2014 and also served as the president of Inland Diversified Business Manager & Advisor,

Inc. from June 2008 through May 2009. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and as vice president of administration of InvenTrust Properties Corp. (formerly, Inland American Real Estate Trust, Inc.) since its inception in October 2004 through February 2014. Ms. Matlin served as president of Inland American Business Manager & Advisor, Inc. from October 2004 until January 2012, and a vice president and director since March 2014 and June 2013, respectively. She has also served as vice president of administration of Inland Residential Business Manager & Advisor, Inc. since December 2013, as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011, and as vice president of administration of Inland Western Retail Real Estate Trust, Inc. (n/k/a Retail Properties of America, Inc.) from 2003 until 2007. She has also served as vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63, 65, 79 and 99 licenses from FINRA and is a member of the Real Estate Investment Securities Association.

GUADALUPE GRIFFIN (age 51) joined Inland in 1994. Ms. Griffin serves as principal executive officer of the Partnership (since January 2014), senior vice president – asset management of IREIC, and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for investor communications, the asset management and day-to-day operations of the public and private partnerships and limited liability companies sponsored by IREIC, which include the development of operating and disposition strategies. Ms. Griffin also has served as a director and vice president of Intervest Southern Real Estate Corporation since January 2015 and March 2006, respectively, vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, senior vice president of Inland Investment Real Estate Services, Inc., Inland Commercial Real Estate Services LLC and Inland Residential Real Estate Services LLC since January 2015. Ms. Griffin is a licensed real estate broker.

DONNA URBAIN (age 53) joined Inland in 2002 and is the principal financial officer of the Partnership. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 39) joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, Inc. In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that are part of the Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for a public partnership sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014, as the secretary of Inland Diversified Business Manager & Advisor, Inc. since September 2008, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation since August 2009, as the secretary of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011, and as the secretary of Inland Residential Properties Trust, Inc. and Inland Residential Business Manager & Advisor, Inc. since December 2013. Prior to joining Inland, Ms. Hrtanek had been employed by Edwards Wildman Palmer LLP (formerly, Wildman Harrold Allen & Dixon LLP) in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University of Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for salaries and expenses of employees of the general partner and its affiliates relating to our administration. For the year ended December 31, 2015, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $68,738 of which $7,260 was unpaid as of December 31, 2015.

An affiliate of our general partner performs marketing, advertising and auction services for us and is reimbursed (as set forth under terms of the partnership agreement) for direct costs. For the year ended December 31, 2015, such costs were $19,950 of which $0 was unpaid as of December 31, 2015.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate does not recognize a profit on any project. For the year ended December 31, 2015, we incurred $3,926 of such costs, of which $380 was unpaid as of December 31, 2015, and are included in investment properties. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $1,596 are included in land operating expenses to affiliates for the year ended December 31, 2015, of which $0 was unpaid as of December 31, 2015.

As of December 31, 2015 and 2014, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

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
	2150 Talman Court, Winter Park, FL 32792
	2,900.53 Units

As of December 31, 2015, Douglas R. Nash beneficially owns 2,900.53 limited partner units or 5.7% of class. He has sole power to vote and dispose of 1,937.908 units. He has shared power with RTH Investments LLC (manager is Douglas R. Nash) to vote and dispose of 962.622 units.

(b)	The officers and directors of our general partner own as a group the following units of our partnership:

Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Limited partner units	80 Units, directly	Less than 1%

No officer or director of our general partner possesses a right to acquire beneficial ownership of units of our partnership.

All of the outstanding shares of our general partner are owned by an affiliate or its officers and directors as set forth above in Item 10.

(c)	There exists no arrangement, known to us, the operation of which may, at a subsequent date, result in a change in our control.

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

Item 14: Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2015	2014
Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$57,780	56,299

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2015 and 2014, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the Partnership’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 19 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

10.1	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund II, L.P. Parcel 8), by and between Inland Land Appreciation Fund II, L.P. and Skylight Services LLC, dated November 9, 2015.

10.2	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund II, L.P. Parcel 8), by and between Inland Land Appreciation Fund II, L.P. and BK Keller Investments, LLC dated March 1, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners’ Capital, (iv) the Statements of Cash Flows and (v) related notes.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2015 has been sent to our limited partners. This annual report will be sent to the limited partners subsequent to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 18, 2016

/s/	DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	March 18, 2016

/s/	CATHERINE L. LYNCH

By:	Catherine L. Lynch
Its:	Director and Chief Financial Officer
Date:	March 18, 2016

/s/	ROBERTA S. MATLIN

By:	Roberta S. Matlin
Its:	Director and Senior Vice President
Date:	March 18, 2016

/s/	ROBERT D. PARKS

By:	Robert D. Parks
Its:	Chairman
Date:	March 18, 2016

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Director
Date:	March 18, 2016