Form 10-Q
period 2016-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2016-05-12
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19220

Inland Land Appreciation Fund II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-3664407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2016 and December 31, 2015

(unaudited)

	2016	2015
Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,086,836	2,134,457
Other assets	1,687	2,319

Total current assets	2,088,523	2,136,776

Investment properties at cost (Note 3):
Land and improvements	6,449,238	11,063,438
Investment property held for sale	1,614,552	0

Total assets	$10,152,313	13,200,214

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$33,210	0
Accrued real estate taxes	34,757	33,175
Due to affiliates (Note 2)	18,426	7,640

Total current liabilities	86,393	40,815
Liabilities associated with investment property held for sale	7,351	0

Total liabilities	93,744	40,815

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,071,088	14,072,087
Cumulative cash distributions	(13,713,195)	(13,713,195)

	358,393	359,392

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2016 and December 31, 2015, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	63,617,923	66,717,754
Cumulative cash distributions	(96,477,656)	(96,477,656)

	9,700,176	12,800,007

Total Partners’ capital	10,058,569	13,159,399

Total liabilities and Partners’ capital	$10,152,313	13,200,214

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2016 and 2015

(unaudited)

	2016	2015
Revenues:
Rental income (Note 4)	$0	36,138

Total revenues	0	36,138

Expenses:
Professional services to affiliates	18,750	11,865
Professional services to non-affiliates	57,871	66,945
General and administrative expenses to affiliates	10,955	10,378
General and administrative expenses to non-affiliates	4,230	10,763
Land operating expenses to affiliates	411	252
Land operating expenses to non-affiliates	9,878	11,216
Provision for loss on investment property held for sale	320,937	0
Impairment loss on land	2,680,000	0

Total expenses	3,103,032	111,419

Operating loss	(3,103,032)	(75,281)
Interest income	1,302	1,380
Other income	900	700

Net loss	$(3,100,830)	(73,201)

Net loss allocated to:
General Partner	$(999)	(732)
Limited Partners	(3,099,831)	(72,469)

Net loss	$(3,100,830)	(73,201)

Net loss allocated to the one General Partner Unit	$(999)	(732)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2016 and 2015)	$(61.91)	(1.45)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(3,100,830)	(73,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loss on investment property held for sale	320,937	0
Impairment loss on investment property	2,680,000	0
Changes in assets and liabilities:
Other assets	632	970
Accounts payable	33,210	17,157
Accrued real estate taxes	1,582	10,245
Liabilities associated with investment property held for sale	7,351	0
Due to affiliates	10,786	3,669
Unearned income	0	110,422

Net cash provided by (used in) operating activities	(46,332)	69,262

Cash flows from investing activities:
Additions to investment properties	(1,289)	(356)

Net cash used in investing activities	(1,289)	(356)

Net increase (decrease) in cash and cash equivalents	(47,621)	68,906
Cash and cash equivalents at beginning of period	2,134,457	2,282,333

Cash and cash equivalents at end of period	$2,086,836	2,351,239

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2016

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2015, which are included in the Partnership’s 2015 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through March 31, 2016, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

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

Recently Issued Accounting Guidance

In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying assets for the term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2016

(unaudited)

15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on the Partnerships financials statements is currently being evaluated.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for transactions that occur in annual periods beginning on or after December 15, 2014, and in interim periods within those years. There were no sales during the three months ended March 31, 2016 and 2015, respectively. The Partnership expects the new guidance to eliminate the reporting of discontinued operations from sales of parcels on a going forward basis.

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

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $29,705 and $22,243 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2016 and 2015, respectively. There are $17,526 and $7,260 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of March 31, 2016 and December 31, 2015, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $1,289 and $1,336 have been incurred for the three months ended March 31, 2016 and 2015, respectively. Such costs are included in investment properties, of which $900 and $380 was unpaid as of March 31, 2016 and December 31, 2015, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $411 and $252 are included in land operating expenses to affiliates for the three months ended March 31, 2016 and 2015, respectively, of which $0 was unpaid as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2016

(unaudited)

(3) Investment Properties

As of March 31, 2016, the Partnership owned two parcels of land consisting of approximately 544 acres. One of these parcels, Parcel 8, consisting of approximately 182 acres is classified as investment property held for sale.

(a)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all costs for an extended period of time. As of March 31, 2016, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. It is expected that the rental income from this lease will cover the real estate taxes and insurance expense for 2016. There were farm leases in place during 2015 which generated sufficient income to cover the costs of insurance expense and real estate taxes. Our general partner has agreed to make a supplemental capital contribution to the Partnership if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our Partnership, a return of their original capital plus the 15% cumulative return. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. As such, the Partnership has the ability to hold on to the remaining parcels until such time as reasonable and acceptable offers are received; however, management has formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on recent offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the three months ended March 31, 2016 and 2015, the Partnership recorded an impairment of $2,680,000 and $0, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2016

(unaudited)

(b)	Reconciliation of investment properties owned:

	March 31, 2016	December 31, 2015
Balance at January 1,	$11,063,438	11,038,345
Additions during period	1,289	25,093
Provision for loss on investment property held for sale	(320,937)	0
Impairment loss on land	(2,680,000)	0
Investment property held for sale	(1,614,552)	0

Balance at end of period,	$6,449,238	11,063,438

The values of the investment properties owned as of March 31, 2016 were measured utilizing Level 3 inputs, which represent fair value.

(4) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of March 31, 2016, there were no farm leases in place. However, during April 2016, a farm lease terminating on December 31, 2016 was signed for the tillable portion of Parcel 20. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year.

As of March 31, 2015, the Partnership had farm leases of generally one year in duration for approximately 426 acres of the approximately 544 acres owned. These leases expired on December 31, 2015.

(5) Subsequent Events and Property Held for Sale Classification

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

On April 15, 2016, the Partnership sold Parcel 8 to an unrelated third party for $1,712,940 which after closing costs resulted in net sales proceeds of $1,614,552. As of March 31, 2016, the carrying value of the investment property held for sale was reduced to its fair value of $1,614,552 resulting in a provision for loss on investment property held for sale of $320,937.

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

Valuation of Investment Properties—On a quarterly basis, we review impairment indicators and if necessary, conduct an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value. If an investment property is considered impaired, we would be required to record an impairment loss equal to the excess of carrying value over the estimated fair value.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on recent offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the three months ended March 31, 2016 and 2015, the Partnership recorded an impairment of $2,680,000 and $0, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for any parcels that may be deemed to be impaired will be expensed and included in land operating expenses.

All other assets and liabilities are valued at cost, which approximates fair value.

The Partnership follows Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that requires the Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes the following three levels of inputs that may be used to measure fair value:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Cost Allocation –We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition—We recognize income from the sale of land parcels in accordance with the full accrual method of accounting. Rental revenue is recognized as earned.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. As of March 31, 2016, we have classified $1,614,552 for Parcel 8, as investment property held for sale. As of March 31, 2016, the carrying value of the investment property held for sale was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. For the year ended December 31, 2015, there was no investment property classified as assets held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through March 31, 2016, we had multiple sales, exchange transactions, and conveyances through which we disposed of the buildings and approximately 3,986 acres of the approximately 4,530 acres originally owned. As of March 31, 2016, cumulative distributions have totaled $96,477,656 to the limited partners, which is equivalent to 191% of the original capital raised which was $50,476,170 and $13,713,195 to the general partner. Of the $96,477,656 distributed to the limited partners, $95,756,656 was net sales proceeds and $721,000 was from operations. As of March 31, 2016, we have used $47,504,983 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2016, we own, in part, two parcels, consisting of approximately 544 acres. As of March 31, 2016, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year.

During the three months ended March 31, 2016 and 2015, there were no land sales.

At March 31, 2016, we had cash and cash equivalents of $2,086,836. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our two remaining land parcels. The Partnership will be making a distribution of a portion of the net sales proceeds from the April 15, 2016 sale of Parcel 8 to its limited partners prior to June 30, 2016.

The Partnership has listed portions of Parcel 20 for sale utilizing a real estate sealed bid auction platform in an effort to procure a buyer or buyers interested in purchasing property zoned for multifamily, retail and/or agricultural farm land. The Partnership has opted to utilize the sealed bid auction format which gives the Partnership the ability to accept or reject offers from prospective buyers. The auction call for offers is currently expected to occur during the second quarter of 2016.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcels are located. We have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcels for sale. Our remaining land is not encumbered by debt and is located in areas that we believe are in the paths of future development. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible.

Transactions with Related Parties

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $29,705 and $22,243 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2016 and 2015, respectively. There are $17,526 and $7,260 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of March 31, 2016 and December 31, 2015, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $1,289 and $1,336 have been incurred for the three months ended March 31, 2016 and 2015, respectively. Such costs are included in investment properties, of which $900 and $380 was unpaid as of March 31, 2016 and December 31, 2015, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $411and $252 are included in land operating expenses to affiliates for the three months ended March 31, 2016 and 2015, respectively, of which $0 was unpaid as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of March 31, 2016, we own, in part, two parcels, consisting of approximately 544 acres. As of March 31, 2016, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. It is expected that the rental income from this lease will cover the real estate taxes and insurance expense for 2016. As of March 31, 2015, of the approximately 544 acres owned, 426 acres were leased to local farmers and generated sufficient cash flow to cover real estate taxes and insurance expense. Rental income was $0 and $36,138 for the three months ended March 31, 2016 and 2015, respectively.

Professional services to affiliates and non-affiliates were $76,621 and $78,810 for the three months ended March 31, 2016 and 2015, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in legal fees due to the lack of litigation costs in 2016, which is offset by an increase in accounting and tax fees.

General and administrative expenses to affiliates and non-affiliates were $15,185 and $21,141 for the three months ended March 31, 2016 and 2015, respectively. General and administrative expenses include data processing costs, postage, printing expenses, farm management fees and investor services. The decrease is due primarily to not engaging a farm management service in 2016.

Land operating expenses to affiliates and non-affiliates were $10,289 and $11,468 for the three months ended March 31, 2016 and 2015, respectively. These costs typically include real estate tax expense and insurance. The decrease is due to a lower estimate of real estate taxes.

Interest income was $1,302 and $1,380 for the three months ended March 31, 2016 and 2015, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $900 and $700 for the three months ended March 31, 2016 and 2015, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The increase in 2016 is due to more transfer fee income as a result of an increased number of completed unit transfers.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the three months ended March 31, 2016.

Investment properties activity:

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition	Sold/Impaired	3/31/2016
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	2,229,971	1,614,552
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition	Sold/Impaired	3/31/2016
9(c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0

		(138.4470)	05/03/93
12(c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0

		(5.0000)	09/01/93
		(11.0000)	12/01/94

		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0

		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01

		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition		3/31/2016
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004

		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01
20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,525,572	4,870,275	6,449,238
		(21.1380)	06/30/99

		(7.0000)	07/21/08
		(3.1085)	03/21/11

		(4.0770)	09/19/12
		(2.3160)	08/16/13

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001

		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original	Acquisition	Total
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	3/31/2016
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28(c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0

		(50.0000)	04/17/12
				$38,810,025	2,504,276	41,314,301	47,504,983	80,755,494	8,063,790

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Subsequent Events and Property Held for Sale Classification

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

On April 15, 2016, the Partnership sold Parcel 8 to an unrelated third party for $1,712,940 which after closing costs resulted in net sales proceeds of $1,614,552. As of March 31, 2016, the carrying value of the investment property held for sale was reduced to its fair value of $1,614,552 resulting in a provision for loss on investment property held for sale of $320,937.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2016. Therefore, we may authorize additional sales of partnership units directly between parties during 2016. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact American Partnership Board directly at 800-736-9797. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the three months ended March 31, 2016, there were no withholdings required.

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

Based on management’s evaluation as of March 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of March 31, 2016. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

10.1	Vacant Land Purchase and Sale Contract (re: Inland Land Appreciation Fund II, L.P. Parcel 8), by and between Inland Land Appreciation Fund II, L.P. and BK Keller Investments, LLC dated March 1, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2016 (file number 0-19220))

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	May 12, 2016

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	May 12, 2016