Form 10-Q
period 2016-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2016-11-10
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Yes ☐     No ☒

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2016 and December 31, 2015

(unaudited)

	2016	2015
Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,012,069	2,134,457
Accounts receivable	13,580	0
Other assets	424	2,319

Total current assets	2,026,073	2,136,776

Investment properties at cost (Note 4):
Land and improvements	4,122,425	11,063,438
Investment property held for sale (Note 2)	2,061,813	0

Total assets	$8,210,311	13,200,214

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,733	0
Accrued real estate taxes	7,797	33,175
Due to affiliates (Note 3)	9,838	7,640

Total current liabilities	26,368	40,815
Liabilities associated with investment property held for sale	11,500	0

Total liabilities	37,868	40,815

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,070,409	14,072,087
Cumulative cash distributions	(13,713,195)	(13,713,195)

	357,714	359,392

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2016 and December 31, 2015, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	63,285,665	66,717,754
Cumulative cash distributions	(98,030,845)	(96,477,656)

	7,814,729	12,800,007

Total Partners’ capital	8,172,443	13,159,399

Total liabilities and Partners’ capital	$8,210,311	13,200,214

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Rental income (Note 5)	$28,721	36,941	55,570	109,619

Total revenues	28,721	36,941	55,570	109,619

Expenses:
Professional services to affiliates	8,296	7,866	41,215	28,386
Professional services to non-affiliates	23,249	22,509	91,664	105,544
General and administrative expenses to affiliates	8,265	1,153	26,621	14,316
General and administrative expenses to non-affiliates	(2,279)	3,506	14,009	24,312
Land operating expenses to affiliates	1,445	411	3,020	1,144
Land operating expenses to non-affiliates	8,332	14,221	54,902	32,950
Provision for loss on investment property held for sale	265,000	0	585,937	0
Impairment loss on land	0	0	2,680,000	0

Total expenses	312,308	49,666	3,497,368	206,652

Operating loss	(283,587)	(12,725)	(3,441,798)	(97,033)
Interest income	1,113	1,397	4,381	4,169
Other income	1,850	6,900	3,650	48,650

Net loss	$(280,624)	(4,428)	(3,433,767)	(44,214)

Net loss allocated to:
General Partner	$(156)	(44)	(1,678)	(442)
Limited Partners	(280,468)	(4,384)	(3,432,089)	(43,772)

Net loss	$(280,624)	(4,428)	(3,433,767)	(44,214)

Net loss allocated to the one General Partner Unit	$(156)	(44)	(1,678)	(442)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2016 and 2015):	$(5.60)	(.09)	(68.55)	(.88)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(3,433,767)	(44,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loss on investment property held for sale	585,937	0
Impairment loss on investment property	2,680,000	0
Changes in assets and liabilities:
Accounts receivable	(13,580)	0
Other assets	1,895	2,943
Accounts payable	8,733	15,437
Accrued real estate taxes	(25,378)	(5,215)
Due to affiliates	2,198	(6,772)
Unearned income	0	36,941
Liabilities associated with investment property held for sale	11,500	0

Net cash used in operating activities	(182,462)	(880)

Cash flows from investing activities:
Additions to investment properties	(1,289)	(2,697)
Proceeds from sale of investment property	1,614,552	0

Net cash provided by (used in) investing activities	1,613,263	(2,697)

Cash flows from financing activities
Distributions	(1,553,189)	(46,811)

Net cash used in financing activities	(1,553,189)	(46,811)

Net decrease in cash and cash equivalents	(122,388)	(50,388)
Cash and cash equivalents at beginning of period	2,134,457	2,282,333

Cash and cash equivalents at end of period	$2,012,069	2,231,945

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2016

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

(1) Organization and Basis of Accounting

The Registrant, Inland Land Appreciation Fund II, L.P. (the “Partnership”), is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. Between October 25, 1989 and October 24, 1991, the Partnership sold 50,476.17 Limited Partnership Units (“Units”) at $1,000 per Unit resulting in gross offering proceeds of $50,476,170, not including the General Partner’s capital contribution of $500. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. Through September 30, 2016, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through a unit repurchase program.

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

The Partnership used the area method of allocation, whereby a per acre price was used as the standard allocation method for land purchases and sales. The total cost of the parcel was divided by the total number of acres to arrive at a per acre price. The one remaining parcel has been written down to its estimated fair market value. Repairs and maintenance expenses are charged to operations as incurred.

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

September 30, 2016

(unaudited)

beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on the Partnership’s financials statements is currently being evaluated.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results—should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for transactions that occur in annual periods beginning on or after December 15, 2014, and in interim periods within those years. The Partnership has adopted the new guidance and sales of parcels are no longer recorded as discontinued operations.

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

(2) Investment Property Held for Sale

During the quarter ended March 31, 2016, the carrying value of the investment property held for sale, Parcel 8, was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. On September 23, 2016, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 318 acres of the farm portion of Parcel 20 for a sales price of $2,200,000. This portion of Parcel 20 was classified as investment property held for sale at September 30, 2016. Provided the buyer performs pursuant to the terms of the contract, the sale will result in estimated net sales proceeds after closing costs of $2,061,813. The Partnership presently intends to retain a portion of the net sales proceeds for Partnership operations and to distribute the balance to Partners. The closing is expected to occur in the fourth quarter of 2016. As of September 30, 2016, the carrying value of the investment property held for sale was reduced to its fair value of $2,061,813 resulting in a provision for loss on investment property held for sale of $265,000. For the nine months ended September 30, 2016, the provision for loss on investment property held for sale totaled $585,937 in regards to Parcel 8 and the farm portion of Parcel 20. See Note 4 for a discussion regarding the valuation of the remaining portion of Parcel 20.

(3) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $67,836 and $42,702 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2016 and 2015, respectively. There are $8,158 and $7,260 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of September 30, 2016 and December 31, 2015, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement)

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2016

(unaudited)

for salaries and direct costs. Such costs of $1,289 and $2,656 have been incurred for the nine months ended September 30, 2016 and 2015, respectively. Such costs are included in investment properties, of which $0 and $380 was unpaid as of September 30, 2016 and December 31, 2015, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $3,020 and $1,144 are included in land operating expenses to affiliates for the nine months ended September 30, 2016 and 2015, respectively, of which $1,680 and $0 was unpaid as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(4) Investment Properties

As of September 30, 2016, the Partnership owned one parcel of land consisting of approximately 362 acres. On April 15, 2016, the Partnership sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. During the nine months ended September 30, 2015, there were no land sales.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on offers and the knowledge of the real estate market gathered for the auction of Parcel 20,

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2016

(unaudited)

management determined the value of the parcel was impaired. For the nine months ended September 30, 2016 and 2015, the Partnership recorded an impairment of $2,680,000 and $0, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the parcel that may be deemed to be impaired will be expensed and included in land operating expenses.

(b)	Reconciliation of investment properties owned:

	September 30, 2016	December 31, 2015
Balance at January 1,	$11,063,438	11,038,345
Additions during period	1,289	25,093
Provision for loss on investment property held for sale	(585,937)	0
Impairment loss on land	(2,680,000)	0
Sale of investment property	(1,614,552)	0

Balance at end of period,	$6,184,238	11,063,438

Level 3 inputs were used in the determination of fair value for purposes of calculating the impairment loss associated with investment property owned.

(5) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of September 30, 2016, there was one farm lease in place which expires on December 31, 2016 for approximately 258 of the approximately 362 acres owned. The farm rent is paid in two installments. The first installment has been collected and the second installment is pending receipt at September 30, 2016. As of September 30, 2015, the Partnership had farm leases of generally one year in duration for approximately 426 acres of the approximately 544 acres then owned. These leases expired on December 31, 2015.

(6) Subsequent Events

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the nine months ended September 30, 2016 and 2015, the Partnership recorded an impairment of $2,680,000 and $0, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the parcel that may be deemed to be impaired will be expensed and included in land operating expenses.

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

Cost Allocation – We used the area method of cost allocation, whereby a per acre price was used as the standard allocation method for land purchases and sales. The total cost of the parcel was divided by the total number of acres to arrive at a per acre price. The one remaining parcel has been written down to its estimated fair market value.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. During the quarter ended March 31, 2016, the carrying value of the investment property held for sale, Parcel 8, was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. As of September 30, 2016, we have classified $2,061,813 for the farm portion of Parcel 20, as investment property held for sale. During the quarter ended September 30, 2016, the carrying value of the investment property held for sale, the farm portion of Parcel 20, was reduced to its fair value based on a projected net sales proceeds for the sale scheduled to close in the fourth quarter of 2016 and resulted in an additional provision for loss on investment property held for sale of $265,000, resulting in $585,937 provision for loss on investment property held for sale for the nine months ending September 30, 2016. For the year ended December 31, 2015, there was no investment property classified as assets held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through September 30, 2016, we had multiple sales, exchange transactions, and conveyances through which we disposed of the buildings and approximately 4,168 acres of the approximately 4,530 acres originally owned. As of September 30, 2016, cumulative distributions have totaled $98,030,845 to the limited partners, which is equivalent to 195% of the original capital raised which was $50,476,170, and $13,713,195 to the general partner. Of the $98,030,845 distributed to the limited partners, $97,309,845 was net sales proceeds and $721,000 was from operations. As of September 30, 2016, we have used $47,504,983 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2016, there was one farm lease in place which expires on December 31, 2016 for approximately 258 of the approximately 362 acres owned. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year.

On April 15, 2016, we sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. During the nine months ended September 30, 2015, there were no land sales.

At September 30, 2016, we had cash and cash equivalents of $2,012,069. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our remaining land parcel. On June 17, 2016 the Partnership made a distribution to the limited partners of $1,600,000 less the $46,811 Illinois non-resident withholding repayment for a total distribution of $1,553,189.

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

On September 23, 2016, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 318 acres of the farm portion of Parcel 20 for a sales price of $2,200,000. This portion of Parcel 20 was classified as investment property held for sale at September 30, 2016. Provided the buyer performs pursuant to the terms of the contract, the sale will result in estimated net sales proceeds after closing costs of $2,061,813. As of September 30, 2016, the carrying value of the investment property held for sale was reduced to its fair value of $2,061,813 resulting in a provision for loss on investment property held for sale of $265,000. The Partnership presently intends to retain a portion of the net sales proceeds for Partnership operations and to distribute the balance to Partners. The closing is expected to occur in the fourth quarter of 2016.

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

Transactions with Related Parties

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $67,836 and $42,702 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2016 and 2015, respectively. There are $8,158 and $7,260 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of September 30, 2016 and December 31, 2015, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $1,289 and $2,656 have been incurred for the nine months ended September 30, 2016 and 2015, respectively. Such costs are included in investment properties, of which $0 and $380 was unpaid as of September 30, 2016 and December 31, 2015, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $3,020 and $1,144 are included in land operating expenses to affiliates for the nine months ended September 30, 2016 and 2015, respectively, of which $1,680 and $0 was unpaid as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of September 30, 2016, we own, in part, one parcel, consisting of approximately 362 acres. As of September 30, 2016, there is one farm lease in place. It is expected that the rental income from this lease will cover the real estate taxes and insurance expense for 2016. Rental income was $55,570 and $109,619 for the nine months ended September 30, 2016 and 2015, respectively. The farm rent is paid in two installments. The first installment has been collected and the second installment is currently pending receipt. Rental income for 2016 decreased due to the sale of Parcel 8.

Professional services to affiliates and non-affiliates were $132,879 and $133,930 for the nine months ended September 30, 2016 and 2015, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in legal fees due to the lack of litigation costs in 2016, which is offset by an increase in accounting and tax fees.

General and administrative expenses to affiliates and non-affiliates were $40,630 and $38,628 for the nine months ended September 30, 2016 and 2015, respectively. General and administrative expenses include data processing costs, postage, printing expenses, farm management fees and investor services. The increase is due to the processing of the distribution in 2016, offset by not engaging a farm management service in 2016.

Land operating expenses to affiliates and non-affiliates were $57,922 and $34,094 for the nine months ended September 30, 2016 and 2015, respectively. These costs typically include real estate tax expense and insurance; however, the increase in 2016 is due to the cost of a survey for Parcel 20, offset by lower real estate taxes due to the sale of Parcel 8.

Interest income was $4,381 and $4,169 for the nine months ended September 30, 2016 and 2015, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $3,650 and $48,650 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in 2016 is due to a refund received in 2015 from the Village of Montgomery for various fees paid during the development of Parcel 3/27 which was sold in prior years.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the nine months ended September 30, 2016.

Investment properties activity:

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition	Sold/Impaired	9/30/2016
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	3,844,523	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04
		(181.524)	04/15/16

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition	Sold/Impaired	9/30/2016
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0

		(138.4470)	05/03/93
12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0

		(5.0000)	09/01/93
		(11.0000)	12/01/94

		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0

		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01

		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property Sold/Impaired	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition		9/30/2016
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004

		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01
20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,525,572	5,135,275	6,184,238
		(21.1380)	06/30/99

		(7.0000)	07/21/08
		(3.1085)	03/21/11

		(4.0770)	09/19/12
		(2.3160)	08/16/13

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001

		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original	Acquisition	Total
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	9/30/2016
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28(c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0

		(50.0000)	04/17/12
				$38,810,025	2,504,276	41,314,301	47,504,983	82,635,046	6,184,238

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ended September 30, 2016, there were no withholdings required.

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

Based on management’s evaluation as of September 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of September 30, 2016. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

10.1	Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and JG Properties dated September 23, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	November 10, 2016

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	November 10, 2016