Form 10-K
period 2016-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2017-03-21
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. (the “Partnership”) was formed on June 28, 1989 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our Partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2016, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located our holding period has exceeded our original estimates. Through December 31, 2016, we have had multiple sales transactions, disposing of approximately 4,486 acres of the approximately 4,530 acres originally owned. We will continue to own the remaining acres of Parcel 20 in Kendall County, Illinois until such time as we receive a reasonable and acceptable offer which the general partner deems to be reflective of the market for the land within that area.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2016, we had two land sales. On April 15, 2016, the Partnership sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. On November 17, 2016, the Partnership sold the farmland portion of Parcel 20, resulting in net sales proceeds of $2,084,246. There were two distributions of net sales proceeds during 2016 totaling $3,553,189. During the year ended December 31, 2015, we had no land sales. Net sales proceeds, including previously undistributed net sales proceeds, will be used to fund our operations including land improvements and land use activities. We will evaluate our cash needs during the upcoming year to determine any future distributions.

We continue to closely monitor the real estate market trends, especially within the area where our remaining parcel is located. Over the years, we have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcel for sale. Our remaining parcel is not encumbered by debt and is located in an area that we believe is in the path of future development. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. On January 10, 2017, we entered into a contract to sell the approximately 30 acres of land zoned for multifamily use. The contract is subject to the buyer obtaining certain municipal approvals. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is not expected to occur until at least the third quarter of 2017. Marketing of the remaining acres continues.

We had no employees during 2016. Accordingly, we hired no compensation consultants.

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

Item 1(A). Risk Factors

Real Estate Market

The slowly improving real estate market continues to impact new construction sales activity, especially sales of vacant land within Kendall County where the Partnership’s remaining land is located. Builders and developers today are less likely to build speculatively and are approaching new developments with caution. Any negative changes to the financial markets, real estate markets and employment numbers can have an impact on additional land sales which could result in an even longer holding period than previously estimated.

Pre-Development Stage Land

The net proceeds of the offering were invested in pre-development stage land. An investment in such land involves a number of potential risks, which include the following:

Dependence on Governmental Zoning and Fiscal Policies. We conduct rezoning and pre-development activities with respect to our land investments. Rezoning may only be effected by appropriate city, county and/or other local authorities. There can be no assurance that our efforts to cause these authorities to change the zoning classification(s) which apply to the parcel of land owned by the Partnership will be successful. Sometimes local residents oppose our efforts. Sometimes local authorities require us to spend funds to facilitate future development of the land as a condition of rezoning or to continue a special land use or to satisfy performance bonds required by municipalities for developments. There can be no assurance that we will have sufficient funds to accomplish the required changes or that they can be accomplished in a timely fashion.

Restricted or Limited Access to Utilities and Roadways. The value of our land will be affected by ease of access to utilities and transportation. If public utility providers are not located in sufficient proximity to the parcel owned by the Partnership, the cost of arranging for such utility access may be prohibitive to the Partnership or a potential purchaser of the parcel, thereby reducing the value of the parcel. Delays and/or postponements in the construction of roads in areas by our parcel likely would adversely affect the value of our parcel.

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

Limited Current Income. With the exception of limited amounts of cash which may be generated from certain revenue-producing activities, pre-development land does not generate current income. Nevertheless, we incur ongoing expenses in connection with the ownership of such land (for example, real estate taxes and insurance).

Lack of Geographic Diversification. Our remaining land investment is located in Kendall County, Illinois, near the Chicago metropolitan area. The success of the Partnership will, therefore, depend to a great extent upon the rate and amount of economic growth in the Chicago metropolitan area.

Litigation. We are a defendant from time to time in lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such litigation. An unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.

Partnership-Related Risks

Risk of Installment Sale. We may sell our land parcel on an installment basis (which means that the sale price will be received in installments during the term of the agreement). In the event we find it necessary or desirable to provide such financing upon the resale of our parcel, a liquidation of the Partnership may be delayed beyond the time of disposition of the parcel until any such loans are repaid or otherwise liquidated. In the event of a default on an installment sale, we may be forced to reacquire a property.

No Market for Units. Our units are subject to certain restrictions on transferability. As a result of these restrictions, no public trading market is likely to develop for these securities, nor is one intended to develop. Purchasers of units may not, therefore, be able to liquidate their investment, and units may not be readily acceptable as collateral for a loan.

Transfer Limit. In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2016. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service,” we understand that limited partnership units may be transferred or assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred or assigned directly between parties under our partnership agreement and Treasury Regulation Section 1.7704-1(j)). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in the partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service”, please contact Central Trade and Transfer directly at 877-704-6737. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

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

Federal Income Tax Aspects

Potential Receipt of UBTI. The incurrence of debt in connection with our pre-development and/or sales activities could cause the gain on the sale of our parcel to constitute unrelated business taxable income (“UBTI”) and affect limited partners that are tax-exempt entities.

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

Item 1(B). Unresolved Staff Comments

Not applicable.

Item 2. Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the year ended December 31, 2016.

Investment properties activity:

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2016
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14
5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01
6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07
7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000
8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	3,844,523	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04
		(181.524)	04/15/16

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2016
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02
10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0
		(138.4470)	05/03/93
12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0
		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2016
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01
20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,525,572	7,197,089	4,122,424
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13
		(317.8600)	11/17/16
21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06
22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2016
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,504,983	84,696,860	4,122,424

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our Partnership, a return of their original capital plus the 15% cumulative return. Our remaining parcel consists of land which does not generate revenue from farming or other leasing activities. Through December 31, 2016, our land has generated sufficient revenues from leasing to cover real estate taxes and insurance expense.

Item  3. Legal Proceedings

None

Item  4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 17, 2017, there were 3,982 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

There were two distributions of net sales proceeds during 2016. On June 17, 2016, the Partnership made a distribution to the limited partners of $1,600,000 less the $46,811 Illinois non-resident withholding repayment for a total distribution of $1,553,189. In April 2015, we made a payment of $46,811 to the Illinois Department of Revenue for the Illinois income tax withholding requirements for nonresident partners. On December 19, 2016, the Partnership made a distribution to the limited partners of $2,000,000. We will evaluate our cash needs during the upcoming year to determine any future distributions.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward looking statements. These factors include, among other things, adverse changes in real estate, financing and general economic or local conditions; the ability to obtain annexation and zoning approvals required to develop our property; the approval of local governing bodies to develop our property; successful lobbying of local “no growth” or limited development homeowner groups; eminent domain proceedings; changes in the environmental conditions or changes in the environmental positions of governmental bodies; and potential conflicts of interest between us and our affiliates, including our general partner.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the years ended December 31, 2016 and 2015, the Partnership recorded an impairment of $2,680,000 and $0, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the parcel that may be deemed to be impaired will be expensed and included in land operating expenses.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. During the quarter ended March 31, 2016, the carrying value of the investment property held for sale, Parcel 8, was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. During the quarter ended September 30, 2016, the carrying value of the investment property held for sale, the farm portion of Parcel 20, was reduced to its fair value based on the projected net sales proceeds for the sale that closed in the fourth quarter of 2016 and resulted in an additional provision for loss on investment property held for sale of $265,000, resulting in a $585,937 provision for loss on investment property held for sale for the year ended December 31, 2016. For the years ended December 31, 2016 and 2015, there was no investment property classified as assets held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2016, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 4,486 acres of the approximately 4,530 acres originally owned. Through December 31, 2016, cumulative distributions have totaled $100,030,845 to the limited partners, which is equivalent to 198% of the original capital raised, which was $50,476,170, and cumulative distributions to the general partner have totaled $13,713,195. Of the $100,030,845 distributed to the limited partners, $99,309,845 was net sales proceeds and $721,000 was from operations. Through December 31, 2016, we have used $47,504,983 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of December 31, 2016, there was no farm lease in place. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year.

On April 15, 2016, we sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. On November 17, 2016, we sold the farmland portion of Parcel 20, resulting in net sales proceeds of $2,084,246. During the year ended December 31, 2015, there were no land sales.

At December 31, 2016, we had cash and cash equivalents of $2,087,068 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to our one land parcel. On June 17, 2016 the

Partnership made a distribution to the limited partners of $1,600,000 less the $46,811 Illinois non-resident withholding repayment for a total distribution of $1,553,189. On December 19, 2016, the Partnership made an additional distribution to the limited partners of $2,000,000.

We continue to closely monitor the real estate market trends, especially within the area where our remaining parcel is located. Over the years, we have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcel for sale. Our remaining parcel is not encumbered by debt and is located in an area that we believe is in the path of future development. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. On January 10, 2017, we entered into a contract to sell the approximately 30 acres of land zoned for multifamily use. The contract is subject to the buyer obtaining certain municipal approvals. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is not expected to occur until at least the third quarter of 2017. Marketing of the remaining acres continues.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $82,737 and $68,738 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2016 and 2015, respectively, of which $16,190 and $7,260 was unpaid as of December 31, 2016 and 2015, respectively.

An affiliate of our general partner performed marketing, advertising and auction services for us and was reimbursed for direct costs. Such costs of $0 and $19,950 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2016 and 2015, respectively, of which all was paid as of December 31, 2016 and 2015, respectively.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2016 and 2015, we incurred $1,289 and $3,926, respectively, of such costs. Such costs are included in investment properties, of which $0 and $380 was unpaid as of December 31, 2016 and 2015, respectively. Also, an affiliate of the general partner supervises the maintenance of the parcels. Such costs of $7,417 and $1,596 are included in land operating expenses to affiliates for the years ended December 31, 2016 and 2015, respectively, of which $1,200 and $0 was unpaid as of December 31, 2016 and 2015, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2016, we owned one parcel of land consisting of approximately 44 acres. As of December 31, 2016, there no longer is a farm lease in place. The farm lease terminated when the farmland portion of Parcel 20 was sold in November 2016. The rental income from this lease covered the real estate taxes and insurance expense for 2016. Rental income was $83,980 and $146,560 for the years ended December 31, 2016 and 2015, respectively. Rental income for 2016 decreased due to the sale of Parcel 8.

Professional services to affiliates and non-affiliates were $154,950 and $166,909 for the years ended December 31, 2016 and 2015, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in legal fees due to the lack of litigation costs in 2016, which is offset by an increase in accounting and tax fees.

General and administrative expenses to affiliates and non-affiliates were $56,953 and $44,043 for the years ended December 31, 2016 and 2015, respectively. General and administrative expenses include data processing costs, postage, printing expenses, farm management fees and investor services. The increase is due to the increase in postage and printing expenses due to the two distributions and the mini tender offer response.

Marketing expenses to affiliates were $0 and $19,950 for the years ended December 31, 2016 and 2015, respectively. Marketing expenses to affiliates are costs incurred for preparing and marketing parcels for sale and monitoring activity at the parcels. The 2015 marketing expenses were related to the auction for Parcel 20.

Land operating expenses to affiliates and non-affiliates were $65,397 and $41,786 for the years ended December 31, 2016 and 2015, respectively. These costs typically include real estate tax expense and insurance; however, the increase in 2016 is due to the cost of a survey for Parcel 20, offset by lower real estate taxes due to the sale of Parcel 8.

Interest income was $5,602 and $5,518 for the years ended December 31, 2016 and 2015, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $4,000 and $50,250 for the years ended December 31, 2016 and 2015, respectively. The decrease in 2016 is due to a refund received in 2015 from the Village of Montgomery for various fees paid during the development of Parcel 3/27 which was sold in prior years.

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

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 30 acres of Parcel 20 for a sales price of $2,800,000. The land is being sold “AS IS” but subject to usual and customary closing conditions. In addition, the contract is contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is not expected to occur until at least the third quarter of 2017 and will result in the Partnership recognizing a gain on sale for financial statement purposes of approximately $600,000, before proration adjustments, selling costs and transfer taxes.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we did not reach the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2016. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned through the “qualified matching service” up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact Central Trade and Transfer directly at 877-704-6737. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable years ended December 31, 2016 and 2015, there were no withholdings required. For the taxable year ended December 31, 2014, there was a required withholding amount of $46,811 which was paid to the Illinois Department of Revenue in April 2015. You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners and recovered from a future distribution.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

None

Litigation

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

Report of Independent Registered Public Accounting Firm

To the Partners of

Inland Land Appreciation Fund II, L.P.

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2016 and 2015, and the related statements of operations, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Land Appreciation Fund II, L.P. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 21, 2017

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,087,068	2,134,457
Other assets	287	2,319

Total current assets	2,087,355	2,136,776

Investment properties (including acquisition fees paid to affiliates of $6,284 and $221,844 at December 31, 2016 and 2015) (Note 5):
Land and improvements	4,122,424	11,063,438

Total assets	$6,209,779	13,200,214
Liabilities and Partners’ Capital
Current liabilities:
Accrued real estate taxes	$13,402	33,175
Due to affiliates (Note 4)	17,390	7,640

Total current liabilities	30,792	40,815

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,070,250	14,072,087
Cumulative cash distributions	(13,713,195)	(13,713,195)

	357,555	359,392

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2016 and 2015,(net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	63,292,368	66,717,754
Cumulative cash distributions	(100,030,845)	(96,477,656)

	5,821,432	12,800,007

Total Partners’ capital	6,178,987	13,159,399

Total liabilities and Partners’ capital	$6,209,779	13,200,214

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2016 and 2015

	2016	2015
Revenues:
Rental income (Note 6)	$83,980	146,560
Gain on sale of investment properties	22,432	0

Total revenues	106,412	146,560

Expenses:
Professional services to affiliates	51,885	52,528
Professional services to non-affiliates	103,065	114,381
General and administrative expenses to affiliates	30,852	16,210
General and administrative expenses to non-affiliates	26,101	27,833
Marketing expenses to affiliates	0	19,950
Land operating expenses to affiliates	7,417	1,596
Land operating expenses to non-affiliates	57,980	40,190
Provision for loss on investment property held for sale	585,937	0
Impairment loss on land	2,680,000	0

Total expenses	3,543,237	272,688

Operating loss	(3,436,825)	(126,128)

Interest income	5,602	5,518
Other income	4,000	50,250

Net loss	$(3,427,223)	(70,360)

Net loss allocated to (Note 2):
General Partner	$(1,837)	(704)
Limited Partners	(3,425,386)	(69,656)

Net loss	$(3,427,223)	(70,360)

Net loss allocated to the one General Partner Unit	$(1,837)	(704)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 Units for the years ended December 31, 2016 and 2015)	$(68.41)	(1.39)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2016 and 2015

	General Partner	Limited Partners	Total

Balance at January 1, 2015	$360,096	12,916,474	13,276,570

Net loss (Note 2)	(704)	(69,656)	(70,360)

Distributions to Partners (Note 2)	0	(46,811)	(46,811)

Balance at December 31, 2015	$359,392	12,800,007	13,159,399

Net loss (Note 2)	(1,837)	(3,425,386)	(3,427,223)

Distributions to Partners (Note 2)	0	(3,553,189)	(3,553,189)

Balance at December 31, 2016	$357,555	5,821,432	6,178,987

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(3,427,223)	(70,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment properties	(22,432)	0
Provision for loss on investment property held for sale	585,937	0
Impairment loss on investment property	2,680,000	0
Changes in assets and liabilities:
Other assets	2,032	1,282
Accounts payable	0	(3,250)
Accrued real estate taxes	(19,773)	273
Due to affiliates	9,750	(3,917)

Net cash flow used in operating activities	(191,709)	(75,972)
Cash flows from investing activities:
Additions to investment properties	(1,289)	(25,093)
Proceeds from sale of investment properties	3,698,798	0

Net cash flow provided by (used in) investing activities	3,697,509	(25,093)

Cash flows from financing activities:
Distributions	(3,553,189)	(46,811)

Net cash used in financing activities	(3,553,189)	(46,811)

Net decrease in cash and cash equivalents	(47,389)	(147,876)
Cash and cash equivalents at beginning of year	2,134,457	2,282,333

Cash and cash equivalents at end of year	$2,087,068	2,134,457

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2016 and 2015

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2016, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover our costs for an extended period of time as we continue to market the remaining parcel for sale. Our remaining parcel is not encumbered by debt and is located in an area that we believe is in the path of future development. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. In addition, on a quarterly basis, the Partnership reviews impairment indicators and if necessary, conducts an impairment analysis to ensure that the carrying value of each investment property does not exceed its estimated fair value.

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

	2016		2015
	GAAP	Tax Basis	GAAP	Tax Basis
	Basis	(unaudited)	Basis	(unaudited)

Total assets	$6,209,779	13,742,219	13,200,214	20,732,654

Partners’ capital:
General Partner	357,555	135,275	359,392	169,772
Limited Partners	5,821,432	13,576,154	12,800,007	20,522,069

Net loss allocated:
General Partner	(1,837)	(1,830)	(704)	(704)
Limited Partners	(3,425,386)	(745,393)	(69,656)	(69,656)

Net loss per Limited Partnership Unit	(68.41)	(14.89)	(1.39)	(1.39)

The net loss per Unit is based upon the weighted average number of Units of 50,068 during 2016 and 2015.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

Recently Issued Accounting Guidance

In February 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying assets for the term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The impact of the adoption of this new accounting standard on the Partnership’s financials statements is currently being evaluated.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Partnership is currently evaluating the new guidance to determine the impact it will have on its financial statements including revenue recognition from sales of land parcels.

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

(3) Investment Property Held for Sale

During the quarter ended March 31, 2016, the carrying value of the investment property held for sale, Parcel 8, was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. During the quarter ended September 30, 2016, the carrying value of the investment property held for sale, the farmland portion of Parcel 20, was reduced to its fair value of $2,061,813 resulting in a provision for loss on investment property held for sale of $265,000. For the year ended December 31, 2016, the provision for loss on investment property held for sale totaled $585,937 in regards to Parcel 8 and the farm portion of Parcel 20. For the years ended December 31, 2016 and 2015, there was no investment property classified as assets held for sale. See Note 5 for a discussion regarding the valuation of the remaining portion of Parcel 20.

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $82,737 and $68,738 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2016 and 2015, respectively, of which $16,190 and $7,260 was unpaid as of December 31, 2016 and 2015, respectively.

An affiliate of the General Partner performed marketing, advertising and auction services for the Partnership and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $0 and $19,950 have been incurred and are included in marketing expenses to affiliates for the years ended December 31, 2016 and 2015, respectively, of which all was paid as of December 31, 2015.

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2016 and 2015, the Partnership incurred $1,289 and $3,926, respectively, of such costs. Such costs are included in investment properties, of which $0 and $380 was unpaid as of December 31, 2016 and 2015, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $7,417 and $1,596 are included in land operating expenses to affiliates for the years ended December 31, 2016 and 2015, respectively, of which $1,200 and $0 was unpaid as of December 31, 2016 and 2015, respectively. The affiliate does not recognize a profit on any project.

As of December 31, 2016 and 2015, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(5) Investment properties

As of December 31, 2016, the Partnership owned one parcel of land consisting of approximately 44 acres. On April 15, 2016, the Partnership sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. On November 17, 2016, the Partnership sold the farmland portion of Parcel 20, resulting in net sales proceeds of $2,084,246.

(a)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all costs for an extended period of time. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. The rental income from this lease covered the real estate taxes and insurance expense for 2016. There were farm leases in place during 2015 which generated sufficient income to cover the costs of insurance expense and real estate taxes. The General Partner has agreed to make a supplemental capital contribution to the Partnership if and to the extent that real estate taxes and insurance payable with respect to the Partnership’s land during a given year exceed the revenue earned by the Partnership from leasing its land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of the Partnership, a return of their original capital plus the 15% cumulative return. The Partnership’s remaining land is not encumbered by debt and is located in an area that it believes is in the path of future development. As such, the Partnership has the ability to hold on to the remaining parcel until such time as a reasonable and acceptable offer is received; however, management has formally changed its intent from holding the remaining parcel for an indefinite period of time to attempting to sell the parcel in the next year, if possible.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the years ended December 31, 2016 and 2015, the Partnership recorded an impairment of $2,680,000 and $0, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the parcel that may be deemed to be impaired will be expensed and included in land operating expenses.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

(b)	Reconciliation of investment properties owned:

	2016	2015
Balance at January 1,	$11,063,438	11,038,345
Additions during year	1,289	25,093
Provision for loss on investment property held for sale	(585,937)	0
Impairment loss on land	(2,680,000)	0
Sale of investment property	(3,676,366)	0

Balance at December 31,	$4,122,424	11,063,438

(c)	The aggregate cost of investment properties owned at December 31, 2016 for Federal income tax purposes was approximately $6,800,000 (unaudited).

(6) Rental Income

The Partnership has determined that all leases relating to the farm parcels are operating leases. Accordingly, rental income is reported when earned.

As of December 31, 2016, there was no farm lease in place, as the farmland of Parcel 20 was sold on November 17, 2016. As of December 31, 2015, the Partnership had farm leases of generally one year in duration for approximately 426 acres of the approximately 544 acres then owned.

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

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 30 acres of Parcel 20 for a sales price of $2,800,000. The land is being sold “AS IS” but subject to usual and customary closing conditions. In addition, the contract is contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is not expected to occur until at least the third quarter of 2017 and will result in the Partnership recognizing a gain on sale for financial statement purposes of approximately $600,000, before proration adjustments, selling costs and transfer taxes.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2016.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December  31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2017.

Functional Title

Daniel L. Goodwin	Chairman of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Director of IREIC
Mitchell A. Sabshon	Director, Chief Executive Officer and President of IREIC
Catherine L. Lynch	Director, Chief Financial Officer, Treasurer and Secretary of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management and Principal Executive Officer of the Partnership
Donna Urbain	Principal Financial Officer of the Partnership and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Associate Counsel and Vice President, The Inland Real Estate Group, Inc., counsel to the Partnership

DANIEL L. GOODWIN (age 73) is the chairman of the board and chief executive officer of The Inland Group, Inc., headquartered in Oak Brook, Illinois. Inland is comprised of separate real estate investment and financial companies with managed assets with a value of approximately $8.8 billion, doing business nationwide with a presence in 43 states, as of September 30, 2016. Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and chairman, director, and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin served as a director of Inland Real Estate Corporation (n/k/a IRC Retail Centers LLC) (IRC) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008.    Mr. Goodwin became a director and the chairman of the board of Inland Real Estate Income Trust, Inc. in July 2012 and of Inland Residential Properties Trust, Inc. in December 2013. He is also the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council and a director of the Chicago Better Government Association.

Housing. Mr. Goodwin is a member of the National Association of Realtors President’s Circle, the National Association of Realtors Hall of Fame, the Illinois Association of Realtors Hall of Fame and the Chicago Association of Realtors Hall of Fame. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also founded New Directions Housing Corporation, a not for profit entity that develops affordable housing for low income individuals.

Education. Mr. Goodwin obtained his bachelor’s degree and master’s degree from Illinois State universities. Following graduation, he taught for five years in the Chicago Public Schools. Over the past twenty years, Mr. Goodwin served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.

ROBERT H. BAUM (age 73) has been with The Inland Real Estate Group, Inc. and its affiliates since 1968 and is one of the four original principals. He is a Vice Chairman and Executive Vice President and General Counsel of The Inland Real Estate Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Real Estate Group, Inc. and its affiliates. This responsibility includes the supervision of the Inland Law Department and serving as liaison with outside counsel.

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

Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and The Private Company General Counsel Group and has also been a guest lecturer for the Illinois State Bar Association and Northwestern University School of Law. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He is also an Illinois licensed real estate broker. He has served as a director of American National Bank of DuPage and Inland Bank & Trust and currently serves as a director of Inland Bancorp, Inc., a bank holding company.

Mr. Baum is a member of the Board of Trustees of Window to the World Communications, Inc., Chicago’s premier public media organization that creates and presents unique content for television (WTTW, Channel 11), radio (WFMT, 98.7 FM) and digital media.

Mr. Baum is also a Lifetime Trustee and has served as a member of the Board of Directors of Wellness House, a charitable organization that helps cancer patients improve the quality of their lives by providing programs emphasizing emotional support and information as a vital complement to medical treatment, all for no charge.

He is also a Governing Member of the Chicago Symphony Orchestra and a Sponsor of the Civic Orchestra of Chicago. In addition, Mr. Baum was named a Paul Harris Fellow by The Rotary Foundation of Rotary International. He is also a past member of the Men’s Council of the Museum of Contemporary Art in Chicago.

ROBERT D. PARKS (age 73) has over forty years of experience in the commercial real estate industry, having been a principal of the Inland real estate organization since May 1968. Mr. Parks is a Director of The Inland Group, Inc. and one of its four original principals. Mr. Parks is also a Director of Inland Real Estate Investment Corporation and a Director of Inland Private Capital Corporation. He served as chairman of IREIC from November 1984 to December 2016. He was a Director of Inland Investment Advisors, Inc. from June 1995 to May 2013 and a Director of Inland Securities Corporation from August 1984 until June 2009. He was a Director of Inland Real Estate Corporation from 1994 through June 2008 and served as chairman of the board from May 1994 to May 2004 and its President and Chief Executive Officer from 1994 to April 2008. He was a Director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a Director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also served as the chairman of the board and a Director of Inland Diversified Real Estate Trust, Inc. from its inception in June 2008 through July 2014, and InvenTrust Properties Corp. (formerly, Inland American Real Estate Trust, Inc.) from October 2004 through February 2015. He was also a Director of Inland Institutional Capital Partners Corporation from May 2006 until August 2012.

Prior to joining Inland, Mr. Parks taught in Chicago’s public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a member of the National Association of Real Estate Investment Trusts (NAREIT).

MITCHELL A. SABSHON (age 64) is a director, chief executive officer and president of IREIC, positions he has held since September 2013, August 2013 and January 2014, respectively. Mr. Sabshon has also served as a director and Chairman of the Board of Inland Private Capital Corporation since September 2013 and January 2015, respectively and a director of Inland Securities Corporation since January 2014. He is a director and president and chief executive officer of Inland Residential Properties Trust, Inc. and its business manager, positions he has held since December 2013. He is a director, chief executive officer and president of Inland Real Estate Income Trust, Inc., positions he has held since September 2014, April 2014 and December 2016, respectively, and a director and president of its business manager, positions he has held since October 2013 and December 2016, respectively. Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016. Prior to joining IREIC in August 2013, Mr. Sabshon served as executive vice president and chief operating officer of Cole Real Estate Investments, Inc. (“Cole”) from November 2010 to June 2013. As chief operating officer, Mr. Sabshon oversaw the company’s finance, property management, asset management and leasing operations. Prior to joining Cole in November 2010, Mr. Sabshon held several senior executive positions at leading financial services firms. He spent almost 10 years at Goldman Sachs Commercial Mortgage Capital. He also served as senior vice president in Lehman Brothers’ real estate investment banking group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the corporate and real estate structured finance practice groups of Skadden, Arps, Slate, Meagher and Flom in New York. Mr. Sabshon was the Chair-Elect of the Investment Program Association (the “IPA”) for 2016 and became Chairman of the IPA on January 1, 2017. He is also a member of the Real Estate Roundtable, the International Council of Shopping Centers, the Urban Land Institute, the Commercial Real Estate Finance Council, the Mortgage Bankers Association, and a member of the Board of Trustees of the American Friends of Hebrew University—Midwest Region. Mr. Sabshon is a member of the New York State Bar. He also holds a real estate broker license in New York. Mr. Sabshon received his juris doctor from Hofstra University School of Law and his bachelor degree from George Washington University.

CATHERINE L. LYNCH (age 58) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since

June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director of Inland Private Capital Corporation since May 2012. She has served as the chief financial officer of Inland Real Estate Income Trust, Inc. since April 2014 and as a director of its business manager since August 2011. She has also served as the chief financial officer of Inland Residential Properties Trust, Inc. and its business manager since December 2013 and as treasurer of its business manager since December 2013. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, Inc. from June 1995 through December 2014 and as a director and treasurer of Inland Institutional Capital Partners Corporation from May 2006 through December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 72) joined IREIC in 1984 as director of investor administration. In 1993 she was promoted to a senior vice president of IREIC, and in 1998 became a director of IREIC. Since January 2015 she has served as a senior vice president of The Inland Real Estate Group, Inc. responsible for special projects for the Chairman of The Inland Group, Inc.    In July 2014 Ms. Matlin was named the Chairman of The Inland Real Estate Group of Companies, Inc. (“Inland”) Charities Committee, which is responsible for managing all charitable donations on behalf Inland. Also Ms. Matlin has been a director of Inland Private Capital Corporation since May 2001, and she has served as vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Since December 2007 Ms. Matlin has served as a director of Pan American Bank and since January 2012 as chair of its audit committee. Ms. Matlin served as a trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and a director and president of Inland Securities Corporation from July 1995 to March 1997 and director and vice president since April 1997.

Ms. Matlin is and was responsible for the non-legal corporate governance administration of various real estate investment trusts and their business managers that were sponsored by IREIC. Specifically, since August 2011 she has served as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc., since December 2013 she has served as vice president of administration for Inland Residential Business Manager & Advisor, Inc., and since October 2016 she has served as vice president of administration for Inland InPoint Advisor, LLC.    From    June 2008 until July 2014 Ms. Matlin served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and then as its vice president until July 2014. She served as vice president of administration of Inland American Real Estate Trust, Inc. from in October 2004 until February 2014 when Inland American became self-managed. She served as president of Inland American Business Manager & Advisor from October 2004 until January 2012 and then as its vice president until February 2014. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, and vice president of administration of Inland Real Estate Corporation from 1995 until 2000.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63, 65, 79 and 99 registrations with FINRA.

GUADALUPE GRIFFIN (age 52) joined Inland in 1994. Ms. Griffin serves as principal executive officer of the Partnership (since January 2014), senior vice president – asset management of IREIC, and assistant vice president of Inland Midwest Investment Corporation. Ms. Griffin is responsible for investor communications, the asset management and day-to-day operations of the public and private partnerships and limited liability companies sponsored by IREIC, which include the development of operating and disposition strategies. Ms. Griffin also has served as a director and vice president of Intervest Southern Real Estate Corporation since January 2015 and March 2006, respectively, vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and senior vice president of Inland Investment Real Estate Services, Inc., Inland Commercial Real Estate Services LLC and Inland Residential Real Estate Services LLC since January 2015. Ms. Griffin is a licensed real estate broker.

DONNA URBAIN (age 54) joined Inland in 2002 and is the principal financial officer of the Partnership. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 40) joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, Inc. In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for a public partnership sponsored by IREIC. Ms. Hrtanek also has served as the secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014, as the secretary of Inland Diversified Business Manager & Advisor, Inc. from September 2008 through March 2016, as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Private Capital Corporation since August 2009, as the secretary of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011, as the secretary of Inland Residential Properties Trust, Inc. and Inland Residential Business Manager & Advisor, Inc. since December 2013 and as the secretary of the InPoint advisor since August 2016. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and is a licensed real estate broker. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our partnership units to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

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

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for salaries and expenses of employees of the general partner and its affiliates relating to our administration. For the year ended December 31, 2016, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $82,737 of which $16,190 was unpaid as of December 31, 2016.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate does not recognize a profit on any project. For the year ended December 31, 2016, we incurred $1,289 of such costs, of which all was paid as of December 31, 2016, and are included in investment properties. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $7,417 are included in land operating expenses to affiliates for the year ended December 31, 2016, of which $1,200 was unpaid as of December 31, 2016.

As of December 31, 2016 and 2015, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

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
	2150 Talman Court, Winter Park, FL 32792
	2,900.53 Units

As of December 31, 2016, Douglas R. Nash beneficially owns 2,900.53 limited partner units or 5.7% of class. He has sole power to vote and dispose of 1,937.908 units. He has shared power with RTH Investments LLC (manager is Douglas R. Nash) to vote and dispose of 962.622 units.

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

Item 14: Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2016	2015
Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$57,786	57,780

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2016 and 2015, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the Partnership’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 18 of this annual report are filed as part of this annual report.

(b)	Exhibits. The following exhibits are incorporated herein by reference:

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto.

10.1	Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated January 10, 2017.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners’ Capital, (iv) the Statements of Cash Flows and (v) related notes.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2016 has been sent to our limited partners. This annual report will be sent to the limited partners subsequent to this filing.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 21, 2017

/s/	DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	March 21, 2017

/s/	CATHERINE L. LYNCH

By:	Catherine L. Lynch
Its:	Director and Chief Financial Officer
Date:	March 21, 2017

/s/	ROBERTA S. MATLIN

By:	Roberta S. Matlin
Its:	Director and Senior Vice President
Date:	March 21, 2017

/s/	MITCHELL A. SABSHON

By:	Mitchell A. Sabshon
Its:	Chief Executive Officer and President
Date:	March 21, 2017

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Chairman
Date:	March 21, 2017