Form 10-Q
period 2017-03-31
INLAND LAND APPRECIATION FUND II LP
filed 2017-05-11
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

March 31, 2017 and December 31, 2016

(unaudited)

	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 1)	$2,005,143	2,087,068
Other assets	210	287

Total current assets	2,005,353	2,087,355

Investment properties (including acquisition fees paid to affiliates of $6,284 at March 31, 2017 and December 31, 2016) (Note 3):
Land and improvements	4,122,424	4,122,424

Total assets	$6,127,777	6,209,779

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$19,400	0
Accrued real estate taxes	16,920	13,402
Due to affiliates (Note 2)	12,167	17,390

Total current liabilities	48,487	30,792

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,069,253	14,070,250
Cumulative cash distributions	(13,713,195)	(13,713,195)

	356,558	357,555

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at March 31, 2017 and December 31, 2016, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	63,193,668	63,292,368
Cumulative cash distributions	(100,030,845)	(100,030,845)

	5,722,732	5,821,432

Total Partners’ capital	6,079,290	6,178,987

Total liabilities and Partners’ capital	$6,127,777	6,209,779

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
Revenues:
Rental income (Note 4)	$0	0

Total revenues	0	0

Expenses:
Professional services to affiliates	11,312	18,750
Professional services to non-affiliates	63,058	57,871
General and administrative expenses to affiliates	18,806	10,955
General and administrative expenses to non-affiliates	4,781	4,230
Land operating expenses to affiliates	1,154	411
Land operating expenses to non-affiliates	3,595	9,878
Provision for loss on investment property held for sale	0	320,937
Impairment loss on land	0	2,680,000

Total expenses	102,706	3,103,032

Operating loss	(102,706)	(3,103,032)
Interest income	1,609	1,302
Other income	1,400	900

Net loss	$(99,697)	(3,100,830)

Net loss allocated to:
General Partner	$(997)	(999)
Limited Partners	(98,700)	(3,099,831)

Net loss	$(99,697)	(3,100,830)

Net loss allocated to the one General Partner Unit	$(997)	(999)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three months ended March 31, 2017 and 2016)	$(1.97)	(61.91)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(99,697)	(3,100,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loss on investment property held for sale	0	320,937
Impairment loss on investment property	0	2,680,000
Changes in assets and liabilities:
Other assets	77	632
Accounts payable	19,400	33,210
Accrued real estate taxes	3,518	1,582
Liabilities associated with investment property held for sale	0	7,351
Due to affiliates	(5,223)	10,786

Net cash used in operating activities	(81,925)	(46,332)

Cash flows from investing activities:
Additions to investment properties	0	(1,289)

Net cash used in investing activities	0	(1,289)

Net decrease in cash and cash equivalents	(81,925)	(47,621)
Cash and cash equivalents at beginning of period	2,087,068	2,134,457

Cash and cash equivalents at end of period	$2,005,143	2,086,836

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2017

(unaudited)

Readers of this quarterly report should refer to the Partnership’s audited financial statements for the fiscal year ended December 31, 2016, which are included in the Partnership’s 2016 annual report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through March 31, 2017, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2017

(unaudited)

changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Partnership has evaluated the impact of the adoption of this guidance and as a result of the evaluation does not expect it will have a material impact on our financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying assets for the term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The Partnership has evaluated the impact of the adoption of this guidance and as a result of the evaluation does not expect it will have a material impact on our financial condition, results of operations and cash flows. As of December 31, 2016 and for the three months ending March 31, 2017, there are no longer any farm leases in place.

In August 2016, the FASB issued ASU 2016-15 that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Partnership is currently evaluating the impact that the adoption of the new guidance will have on our financial condition, results of operations and cash flows.

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $30,118 and $29,705 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2017 and 2016, respectively. There are $10,887 and $16,190 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of March 31, 2017 and December 31, 2016, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $0 and $1,289 have been incurred for the three months ended March 31, 2017 and 2016, respectively. Such costs are included in investment properties, of which all was paid as of December 31, 2016. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $1,154 and $411 are included in land operating expenses to affiliates for the three months ended March 31, 2017 and 2016, respectively, of which $1,280 and $1,200 was unpaid as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(3) Investment Properties

As of March 31, 2017, the Partnership owned one parcel of land consisting of approximately 44 acres.

(a)

The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all costs for an extended period of time. As of March 31, 2017, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. The rental income from this

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2017

(unaudited)

lease covered the real estate taxes and insurance expense for 2016. Our general partner has agreed to make a supplemental capital contribution to the Partnership to the extent that real estate taxes and insurance payable with respect to our land during a given calendar year exceeds the revenue earned by us from leasing our land during such year. Since there currently are no farm leases in place, the general partner is anticipating that a supplemental capital contribution will be owed at the end of the calendar year. As of March 31, 2017, estimated real estate tax expense and insurance expense totals $3,594. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our Partnership, a return of their original capital plus the 15% cumulative return. Our remaining land is not encumbered by debt and is located in an area that we believe is in the path of future development. As such, the Partnership has the ability to hold on to the remaining parcel until such time as a reasonable and acceptable offer is received; however, management formally changed its intent from holding the remaining parcel for an indefinite period of time to attempting to sell the parcel by the end of the year, if possible.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the three months ended March 31, 2017 and 2016, the Partnership recorded an impairment of $0 and $2,680,000, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the remaining parcel will be expensed and included in land operating expenses.

(b)	Reconciliation of investment properties owned:

	March 31,	December 31,
	2017	2016
Balance at January 1,	$4,122,424	11,063,438
Additions during period	0	1,289
Provision for loss on investment property held for sale	0	(585,937)
Impairment loss on land	0	(2,680,000)
Investment property held for sale	0	(3,676,366)

Balance at end of period,	$4,122,424	4,122,424

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

March 31, 2017

(unaudited)

The value of the investment property owned as of March 31, 2017 was measured utilizing Level 3 inputs, which represents fair value.

(4) Rental Income

The Partnership had determined during 2016 that all leases relating to the farm parcels were operating leases. Accordingly, rental income was reported when earned.

As of March 31, 2017, there were no farm leases in place. During April 2016, a farm lease terminating on December 31, 2016 was signed for the tillable portion of Parcel 20. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given calendar year exceeds the revenue earned by us from leasing our land during such year.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels by the end of the year, if possible. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on offers and the knowledge of the real estate market gathered for the auction of Parcel 20, management determined the value of the parcel was impaired. For the three months ended March 31, 2017 and 2016, the Partnership recorded an impairment of $0 and $2,680,000, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the remaining parcel will be expensed and included in land operating expenses.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. As of March 31, 2016, we classified $1,614,552 for Parcel 8, as investment property held for sale. As of March 31, 2016, the carrying value of the investment property held for sale was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. For the quarter ended March 31, 2017, there was no investment property classified as assets held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through March 31, 2017, we had multiple sales, exchange transactions, and conveyances through which we disposed of the buildings and approximately 4,486 acres of the approximately 4,530 acres originally owned. As of March 31, 2017, cumulative distributions have totaled $100,030,845 to the limited partners, which is equivalent to 198% of the original capital raised which was $50,476,170, and $13,713,195 to the general partner. Of the $100,030,845 distributed to the limited partners, $99,309,845 was net sales proceeds and $721,000 was from operations. As of March 31, 2017, we have used $47,504,983 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of March 31, 2017, we own, in part, one parcel, consisting of approximately 44 acres. As of March 31, 2017 and 2016, respectively, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20 which terminated on December 31, 2016. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given calendar year exceeds the revenue earned by us from leasing our land during such year.

During the three months ended March 31, 2017 and 2016, there were no land sales.

At March 31, 2017, we had cash and cash equivalents of $2,005,143. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our one remaining land parcel.

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 30 acres of Parcel 20 for a sales price of $2,800,000. The land is being sold “AS IS” but subject to usual and customary closing conditions. In addition, the contract is contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is not expected to occur until the latter part of 2017 and will result in the Partnership recognizing a gain on sale for financial statement purposes of approximately $600,000, before proration adjustments, selling costs and transfer taxes.

We continue to closely monitor the real estate market trends, especially within the areas where our remaining parcel is located. We have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcel for sale. Our remaining land is not encumbered by debt and is located in an area that we believe is in the path of future development. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the remaining parcels by the end of the year, if possible.

Transactions with Related Parties

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $30,118 and $29,705 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the three months ended March 31, 2017 and 2016, respectively. There are $10,887 and $16,190 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of March 31, 2017 and December 31, 2016, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $0 and $1,289 have been incurred for the three months ended March 31, 2017 and 2016, respectively. Such costs are included in investment properties, of which all was paid as of December 31, 2016. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $1,154 and $411 are included in land operating expenses to affiliates for the three months ended March 31, 2017 and 2016, respectively, of which $1,280 and $1,200 was unpaid as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of March 31, 2017, we own one parcel of land consisting of approximately 44 acres. As of March 31, 2017, there no longer is a farm lease in place. The farm lease which was initiated during April 2016 terminated on December 31, 2016. The rental income from this lease covered the real estate taxes and insurance expense for 2016. Rental income was $0 and $0 as of March 31, 2017 and 2016, respectively.

Professional services to affiliates and non-affiliates were $74,370 and $76,621 for the three months ended March 31, 2017 and 2016, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in legal fees and in-house accounting fees which is offset by an increase in tax preparation fees.

General and administrative expenses to affiliates and non-affiliates were $23,587 and $15,185 for the three months ended March 31, 2017 and 2016, respectively. General and administrative expenses include data processing costs, postage, printing expenses, and investor services. The increase is due primarily to the timing of printing costs for tax-related mailings, as well as an increase in investor services costs.

Land operating expenses to affiliates and non-affiliates were $4,749 and $10,289 for the three months ended March 31, 2017 and 2016, respectively. These costs typically include real estate tax expense and insurance. The decrease is due to a lower estimate of real estate taxes due to the sale of Parcel 8 and a portion of Parcel 20 during 2016.

Interest income was $1,609 and $1,302 for the three months ended March 31, 2017 and 2016, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $1,400 and $900 for the three months ended March 31, 2017 and 2016, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The increase in 2017 is due to more transfer fee income as a result of an increased number of completed unit transfers.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the three months ended March 31, 2017.

Investment properties activity:

				Initial Costs			Costs		Total Remaining
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Capitalized Subsequent to	Costs of Property	Costs of Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	3/31/2017
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	3,844,523	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04
		(181.524)	04/15/16

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition	Sold/Impaired	3/31/2017
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0

		(138.4470)	05/03/93
12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0

		(5.0000)	09/01/93
		(11.0000)	12/01/94

		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0

		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01

		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original Costs	Acquisition Costs	Total Costs
#	County	(Sold)	Date				Acquisition	Sold/Impaired	3/31/2017
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004

		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01
20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,525,572	7,197,089	4,122,424
		(21.1380)	06/30/99

		(7.0000)	07/21/08
		(3.1085)	03/21/11

		(4.0770)	09/19/12
		(2.3160)	08/16/13
		(317.8600)	11/17/16

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001

		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres Purchased	Purchase/Sales	Initial Costs			Costs Capitalized Subsequent to	Costs of Property	Total Remaining Costs of Parcels at
Parcel	Illinois			Original	Acquisition	Total
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	3/31/2017
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28(c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0

		(50.0000)	04/17/12
				$38,810,025	2,504,276	41,314,301	47,504,983	84,696,860	4,122,424

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

Other Items

In accordance with Article XVI Section 16.1 of the Inland Land Appreciation Fund II, L.P. Partnership Agreement and Treasury Regulation Section 1.7704-1(j), we have not reached the maximum threshold of limited partnership units that may be transferred/assigned directly between parties during 2017. Therefore, we may authorize additional sales of partnership units directly between parties during 2017. For the benefit of interested limited partners, we have a relationship with a “qualified matching service” as defined under Treasury Regulation Section 1.7704-1(g). In accordance with this Treasury Regulation and the IRS private letter ruling obtained by the “qualified matching service”, we understand that limited partnership units may be transferred/assigned up to a separate maximum threshold each taxable year (in addition to the maximum threshold that may be transferred/assigned directly between parties discussed above). However, there can be no assurance that the IRS private letter ruling will apply to transfers of our units, or that any particular transfer will not violate the transfer restrictions contained in our partnership agreement or the provisions of Treasury Regulation Section 1.7704-1(g). If you have any interest in participating in a transfer/assignment of partnership units through this “qualified matching service,” please contact Central Trade and Transfer directly at 877-704-6737. You are strongly encouraged to consult your personal legal, financial and tax advisors in connection with any such transfer/assignment.

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the three months ended March 31, 2017, there were no withholdings required.

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

Based on management’s evaluation as of March 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of March 31, 2017. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

10.1	Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange commission on March 21, 2017 (file number 0-19220)).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	May 11, 2017

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	May 11, 2017