Form 10-Q
period 2017-09-30
INLAND LAND APPRECIATION FUND II LP
filed 2017-11-08
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Yes ☐    No ☒

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

September 30, 2017 and December 31, 2016

(unaudited)

	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,913,211	2,087,068
Other assets	252	287

Total current assets	1,913,463	2,087,355

Investment properties (including acquisition fees paid to affiliates of $6,284 at September 30, 2017 and December 31, 2016) (Note 3): Land and improvements	2,887,424	4,122,424

Total assets	$4,800,887	6,209,779

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,970	0
Accrued real estate taxes	9,792	13,402
Due to affiliates (Note 2)	8,041	17,390

Total current liabilities	33,803	30,792

Partners’ capital:
General Partner:
Capital contribution	500	500
Cumulative net income	14,068,481	14,070,250
Cumulative cash distributions	(13,713,195)	(13,713,195)

	355,786	357,555

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at September 30, 2017 and December 31, 2016, (net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	61,882,234	63,292,368
Cumulative cash distributions	(100,030,845)	(100,030,845)

	4,411,298	5,821,432

Total Partners’ capital	4,767,084	6,178,987

Total liabilities and Partners’ capital	$4,800,887	6,209,779

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenues:
Rental income (Note 4)	$0	28,721	0	55,570

Total revenues	0	28,721	0	55,570

Expenses:
Professional services to affiliates	7,185	8,296	33,436	41,215
Professional services to non-affiliates	15,684	23,249	86,939	91,664
General and administrative expenses to affiliates	7,096	8,265	32,236	26,621
General and administrative expenses to non-affiliates	4,213	(2,279)	19,892	14,009
Land operating expenses to affiliates	589	1,445	3,794	3,020
Land operating expenses to non-affiliates	3,344	8,332	9,061	54,902
Provision for loss on investment property held for sale	0	265,000	0	585,937
Impairment loss on land	0	0	1,235,000	2,680,000

Total expenses	38,111	312,308	1,420,358	3,497,368

Operating loss	(38,111)	(283,587)	(1,420,358)	(3,441,798)
Interest income	1,658	1,113	4,955	4,381
Other income	1,350	1,850	3,500	3,650

Net loss	$(35,103)	(280,624)	(1,411,903)	(3,433,767)

Net loss allocated to:
General Partner	$(351)	(156)	(1,769)	(1,678)
Limited Partners	(34,752)	(280,468)	(1,410,134)	(3,432,089)

Net loss	$(35,103)	(280,624)	(1,411,903)	(3,433,767)

Net loss allocated to the one General Partner Unit	$(351)	(156)	(1,769)	(1,678)

Net loss per Unit, allocated to Limited Partners per weighted average Limited Partnership Units (50,068 for the three and nine months ended September 30, 2017 and 2016):	$(0.69)	(5.60)	(28.16)	(68.55)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(1,411,903)	(3,433,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loss on investment property held for sale	0	585,937
Impairment loss on investment property	1,235,000	2,680,000
Changes in assets and liabilities:
Accounts receivable	(200)	(13,580)
Other assets	235	1,895
Accounts payable	15,970	8,733
Accrued real estate taxes	(3,610)	(25,378)
Due to affiliates	(9,349)	2,198
Liabilities associated with investment property held for sale	0	11,500

Net cash used in operating activities	(173,857)	(182,462)

Cash flows from investing activities:
Additions to investment properties	0	(1,289)
Proceeds from sale of investment property	0	1,614,552

Net cash provided by investing activities	0	1,613,263

Cash flows from financing activities:
Distributions	0	(1,553,189)

Net cash used in financing activities	0	(1,553,189)

Net decrease in cash and cash equivalents	(173,857)	(122,388)
Cash and cash equivalents at beginning of period	2,087,068	2,134,457

Cash and cash equivalents at end of period	$1,913,211	2,012,069

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2017

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

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through September 30, 2017, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

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

September 30, 2017

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

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying assets for the term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The Partnership has evaluated the impact of the adoption of this guidance and as a result of the evaluation does not expect it will have a material impact on its financial condition, results of operations and cash flows. As of December 31, 2016 and for the nine months ending September 30, 2017, there are no longer any farm leases in place.

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

(2) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $65,672 and $67,836 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2017 and 2016, respectively. There are $7,761 and $16,190 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of September 30, 2017 and December 31, 2016, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $0 and $1,289 have been incurred for the nine months ended September 30, 2017 and 2016, respectively. Such costs are included in investment properties, of which $0 and $0 was unpaid as of September 30, 2017 and as of December 31, 2016, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $3,794 and $3,020 are included in land operating expenses to affiliates for the nine months ended September 30, 2017 and 2016, respectively, of which $280 and $1,200 was unpaid as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(3) Investment Properties

As of September 30, 2017, the Partnership owned one parcel of land consisting of approximately 44 acres.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2017

(unaudited)

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 30 acres of Parcel 20 for a sales price of $2,800,000. The land is being sold “AS IS” but subject to usual and customary closing conditions. In addition, the contract is contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is expected to occur during the latter part of 2017 or during the first quarter of 2018 and will result in the Partnership recognizing a gain on sale for financial statement purposes of approximately $600,000, before proration adjustments, selling costs and transfer taxes.

The Partnership is currently negotiating a purchase and sale agreement for the sale of the remaining 14 acres of Parcel 20 not under contract. Provided acceptable terms are reached and a contract is executed, the sale would be expected to close prior to the end of the calendar year or during the first quarter of 2018.

(a)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all costs for an extended period of time. As of September 30, 2017, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. The rental income from this lease covered the real estate taxes and insurance expense for 2016. Our general partner has agreed to make a supplemental capital contribution to the Partnership to the extent that real estate taxes and insurance payable with respect to our land during a given calendar year exceeds the revenue earned by us from leasing our land during such year. Since there currently are no farm leases in place, the general partner is anticipating making a supplemental capital contribution at the end of the calendar year for the real estate tax and insurance expense. As of September 30, 2017, estimated real estate tax expense and insurance expense totals $9,060. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our Partnership, a return of their original capital plus the 15% cumulative return. Our remaining land is not encumbered by debt and is located in an area that we believe is in the path of future development. As such, the Partnership has the ability to hold on to the remaining parcel until such time as a reasonable and acceptable offer is received; however, management formally changed its intent from holding the remaining parcel for an indefinite period of time to attempting to sell the parcel by the end of the year.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels in the next year. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on the knowledge of recent real estate market data gathered for the auction of Parcel 20 in 2016 and an offer received in 2017, management determined the value of the parcel was impaired. For the nine months ended September 30, 2017 and 2016, the Partnership recorded an impairment of $1,235,000 and $2,680,000, respectively on

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

September 30, 2017

(unaudited)

Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the remaining parcel continue to be expensed and included in land operating expenses.

(b)	Reconciliation of investment properties owned:

	September 30, 2017	December 31, 2016

Balance at January 1,	$4,122,424	11,063,438
Additions during period	0	1,289
Provision for loss on investment property held for sale	0	(585,937)
Impairment loss on land	(1,235,000)	(2,680,000)
Sale of investment property	0	(3,676,366)

Balance at end of period,	$2,887,424	4,122,424

The value of the investment property owned as of September 30, 2017 was measured utilizing Level 3 inputs, which represents fair value.

(4) Rental Income

The Partnership had determined during 2016 that all leases relating to the farm parcels were operating leases. Accordingly, rental income was reported when earned.

As of September 30, 2017, there were no farm leases in place. During April 2016, a farm lease terminating on December 31, 2016 was signed for the tillable portion of Parcel 20. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given calendar year exceeds the revenue earned by us from leasing our land during such year. Since there currently are no farm leases in place, the general partner is anticipating making a supplemental capital contribution at the end of the calendar year for the real estate tax and insurance expense.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels by the end of the year. Management deemed the change in intent as a trigger for impairment. In addition, as a result of the sale of Parcel 8 on April 15, 2016, the Partnership has only one remaining land parcel. Based on the knowledge of recent real estate market data gathered for the auction of Parcel 20 in 2016 and an offer received in 2017, management determined the value of the parcel was impaired. For the nine months ended September 30, 2017 and 2016, the Partnership recorded an impairment of $1,235,000 and $2,680,000, respectively on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the remaining parcel continue to be expensed and included in land operating expenses.

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

Cost Allocation—We use the area method of cost allocation, whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price.

Revenue Recognition—We recognize income from the sale of land parcels in accordance with the full accrual method of accounting. Rental revenue is recognized as earned.

Assets Held for Sale—In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) the due diligence period per the sales agreement has expired and a closing date has been set; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. During the nine months ended September 30, 2016, the carrying value of Parcel 8 and the farm portion of Parcel 20 was reduced to its fair value based on then projected net sales proceeds for sales which closed in 2016. The reduction to fair value resulted in a provision for loss on investment property held for sale of $585,937 for the nine months ending September 30, 2016. For the nine months ended September 30, 2017 and 2016, respectively, there was $0 and $2,061,813 of investment property classified as assets held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through September 30, 2017, we had multiple sales, exchange transactions, and conveyances through which we disposed of the buildings and approximately 4,486 acres of the approximately 4,530 acres originally owned. As of September 30, 2017, cumulative distributions have totaled $100,030,845 to the limited partners, which is equivalent to 198% of the original capital raised which was $50,476,170, and $13,713,195 to the general partner. Of the $100,030,845 distributed to the limited partners, $99,309,845 was net sales proceeds and $721,000 was from operations. As of September 30, 2017, we have used $47,504,983 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. As of September 30, 2017, we own, in part, one parcel, consisting of approximately 44 acres. As of September 30, 2017, there were no farm leases in place. During April 2016, a farm lease was signed for the tillable portion of Parcel 20 which terminated on December 31, 2016. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given calendar year exceeds the revenue earned by us from leasing our land during such year. Since there currently are no farm leases in place, the general partner is anticipating making a supplemental capital contribution at the end of the calendar year for the real estate tax and insurance expense.

During the nine months ended September 30, 2017, there were no land sales. On April 15, 2016, we sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552.

At September 30, 2017, we had cash and cash equivalents of $1,913,211. The remaining cash balance is available to be used for our costs and liabilities and other activities with respect to our one remaining land parcel. On June 17, 2016, the Partnership made a distribution to the limited partners of $1,600,000 less the $46,811 Illinois non-resident withholding repayment for a total distribution of $1,553,189.

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser to sell approximately 30 acres of Parcel 20 for a sales price of $2,800,000. The land is being sold “AS IS” but subject to usual and customary closing conditions. In addition, the contract is contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. Provided the buyer performs pursuant to the terms of the contract and the municipal approvals are obtained, the sale is expected to occur during the latter part of 2017 or during the first quarter of 2018 and will result in the Partnership recognizing a gain on sale for financial statement purposes of approximately $600,000, before proration adjustments, selling costs and transfer taxes.

The Partnership is currently negotiating a purchase and sale agreement for the sale of the remaining 14 acres of Parcel 20 not under contract. Provided acceptable terms are reached and a contract is executed, the sale would be expected to close prior to the end of the calendar year or during the first quarter of 2018.

We continue to closely monitor the real estate market trends, especially within the area where our remaining parcel is located. We have seen modest improvements in the residential real estate market including the completion of stalled residential communities with national homebuilders. There have been farm parcel sales in surrounding communities from both speculators looking to hold land until the market fully rebounds as well as farmers looking to increase their farming businesses. We believe we have taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all our costs for an extended period of time as we continue to market the remaining parcel for sale. Our remaining land is not encumbered by debt and is located in an area that we believe is in the path of future development. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the remaining parcels by the end of the year. Based on current sales activity, management anticipates that sales may occur prior to the end of 2017 or during the first quarter of 2018.

Transactions with Related Parties

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $65,672 and $67,836 have been incurred and are included in professional services to affiliates and general and administrative expenses to affiliates for the nine months ended September 30, 2017 and 2016, respectively. There are $7,761 and $16,190 in unpaid professional services to affiliates and general and administrative expenses to affiliates as of September 30, 2017 and December 31, 2016, respectively.

An affiliate of the General Partner performed land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and was reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. Such costs of $0 and $1,289 have been incurred for the nine months ended September 30, 2017 and 2016, respectively. Such costs are included in investment properties, of which $0 and $0 was unpaid as of September 30, 2017 and as of December 31, 2016, respectively. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $3,794 and $3,020 are included in land operating expenses to affiliates for the nine months ended September 30, 2017 and 2016, respectively, of which $280 and $1,200 was unpaid as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

Results of Operations

As of September 30, 2017, we own one parcel of land consisting of approximately 44 acres. As of September 30, 2017, there no longer is a farm lease in place. The farm lease which was initiated during April 2016 terminated on December 31, 2016. The rental income from this lease covered the real estate taxes and insurance expense for 2016. Rental income was $0 and $55,570 for the nine months ended September 30, 2017 and 2016, respectively.

Professional services to affiliates and non-affiliates were $120,375 and $132,879 for the nine months ended September 30, 2017 and 2016, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in legal fees and accounting fees.

General and administrative expenses to affiliates and non-affiliates were $52,128 and $40,630 for the nine months ended September 30, 2017 and 2016, respectively. General and administrative expenses include data processing costs, postage, printing expenses, and investor services. The increase is due primarily to an increase in investor services costs.

Land operating expenses to affiliates and non-affiliates were $12,855 and $57,922 for the nine months ended September 30, 2017 and 2016, respectively. These costs typically include real estate tax expense and insurance. The decrease is due to lower real estate taxes due to the sale of Parcel 8 and a portion of Parcel 20 during 2016, as well as the cost of a survey for Parcel 20 in 2016.

Interest income was $4,955 and $4,381 for the nine months ended September 30, 2017 and 2016, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $3,500 and $3,650 for the nine months ended September 30, 2017 and 2016, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The decrease in 2017 is due to less transfer fee income as a result of a decreased number of completed unit transfers.

Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the nine months ended September 30, 2017.

Investment properties activity:

				Initial Costs			Costs		Total Remaining
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Capitalized Subsequent to	Costs of Property	Costs of Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	9/30/2017
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04

2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05

3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13

4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14

5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01

6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07

7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000

8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	3,844,523	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04
		(181.524)	04/15/16

Investment properties activity (continued):

				Initial Costs			Costs		Total Remaining
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Capitalized Subsequent to	Costs of Property	Costs of Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	9/30/2017
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02

10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05

11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0
		(138.4470)	05/03/93

12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02

13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93

14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04

15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98

16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0
		(168.9050)	08/03/01

17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

				Initial Costs			Costs		Total Remaining
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Capitalized Subsequent to	Costs of Property	Costs of Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	9/30/2017
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13

19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01

20	Kane &
	Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,525,572	8,432,089	2,887,424
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13
		(317.8600)	11/17/16

21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06

22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

				Initial Costs			Costs		Total Remaining
Parcel	Illinois	Gross Acres Purchased	Purchase/Sales	Original	Acquisition	Total	Capitalized Subsequent to	Costs of Property	Costs of Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	9/30/2017
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002

23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93

24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01

24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01

25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95

26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04

28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,504,983	85,931,860	2,887,424

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners. For the nine months ended September 30, 2017, there were no withholdings required.

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

Based on management’s evaluation as of September 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of September 30, 2017. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

By:	/S/ GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	November 8, 2017

By:	/S/ DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	November 8, 2017