Form 10-K
period 2017-12-31
INLAND LAND APPRECIATION FUND II LP
filed 2018-03-15
CIK 853496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common equity is not publicly traded and therefore has no market value.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

PART I

Item 1. Business

Inland Land Appreciation Fund II, L.P. (the “Partnership”) was formed on June 28, 1989 to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, we commenced an offering of 30,000 (subject to an increase to 60,000) limited partnership units, or units, at $1,000 per unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 24, 1991, we terminated our offering of units, after we sold 50,476.17 units, at $1,000 per unit, resulting in $50,476,170 in gross offering proceeds, not including our general partner’s capital contribution of $500. All of the holders of our units were admitted to our Partnership. Inland Real Estate Investment Corporation is our general partner. Our limited partners share in their portion of benefits of ownership of our real property investments according to the number of units held. Through December 31, 2017, we had repurchased a total of 408.65 units for $383,822 from various limited partners through the unit repurchase program.

We purchased on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings and are engaged in the rezoning and resale of the parcels. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). All of the investments were made in the Chicago metropolitan area. The anticipated holding period of the land was approximately two to seven years from the completion of the land portfolio acquisitions. As a result of the lengthy rezoning and entitlement processes and the no growth mentality of the municipalities where the land is located our holding period has exceeded our original estimates. Through December 31, 2017, we have had multiple sales transactions, disposing of approximately 4,486 acres of the approximately 4,530 acres originally owned.

We are engaged in the business of real estate investment which management considers being a single operating segment. A presentation of information about operating segments would not be material to an understanding of our business taken as a whole.

During the year ended December 31, 2017, we had no land sales. On April 15, 2016, the Partnership sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. On November 17, 2016, the Partnership sold the farmland portion of Parcel 20, resulting in net sales proceeds of $2,084,246. There were two distributions of net sales proceeds during 2016 totaling $3,553,189. Net sales proceeds, including previously undistributed net sales proceeds, were used to fund our operations including land improvements and land use activities.

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser for the sale of approximately 30 acres of Parcel 20 at a sales price of $2,800,000. The contract was contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. The agreement was amended to extend the due diligence period and the time period for purchaser to obtain such municipal approvals. An amendment also documented an agreed upon reduction of the original sales price to $2,425,000 following results of soil testing during due diligence. The purchaser waived all contingencies on January 24, 2018 and the sale closed on February 23, 2018.

On February 23, 2018, the Partnership entered into a Contract of Sale with an affiliate of the Partnership’s general partner for the balance of Parcel 20 for a sales price of $715,410. The sale closed on March 5, 2018.

The Partnership will make a final liquidating distribution of net sales proceeds and remaining working capital reserve less an amount sufficient to cover the costs associated with closing the Partnership. The distribution is expected to occur by March 31, 2018.

We had no employees during 2017. Accordingly, we hired no compensation consultants.

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

Item 1(B). Unresolved Staff Comments

Not applicable.

Item 2. Investment Properties

We acquired fee ownership of the following real property investments. The following table summarizes the detail activity of all the parcels owned by the Partnership from the purchase date through the year ended December 31, 2017.

Investment properties activity:

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel #	Illinois County	Purchased (Sold)	Sales Date	Original Costs	Acquisition Costs	Total Costs	Subsequent to Acquisition	Costs of Property Sold/Impaired	Parcels at 12/31/2017
1	McHenry	372.7590	04/25/90	$2,114,295	114,070	2,228,365	630,703	2,859,068	0
		(372.7590)	02/23/04
2	Kendall	41.1180	07/06/90	549,639	43,889	593,528	75,199	668,727	0
		(3.4730)	08/29/03
		(37.6450)	02/17/05
3/27	Kendall	120.8170	11/06/90	2,591,268	156,709	2,747,977	9,880,850	12,628,827	0
		83.5250	03/11/93
		(3.3900)	05/17/05
		(31.0000)	07/14/05
		(74.7000)	Var 2006
		(36.8500)	Var 2007
		(6.6000)	Var 2008
		(36.1262)	Var 2009
		(1.7230)	06/25/10
		(3.1200)	12/28/10
		(10.8328)	06/10/13
4	Kendall	299.0250	06/28/91	1,442,059	77,804	1,519,863	539,750	2,059,613	0
		(299.0250)	03/14/14
5	Kane	189.0468	02/28/91	1,954,629	94,569	2,049,198	349,845	2,399,043	0
		(189.0468)	05/16/01
6	Lake	57.3345	04/16/91	904,337	71,199	975,536	55,628	1,031,164	0
		(.2580)	10/01/94
		(57.0765)	03/22/07
7	McHenry	56.7094	04/22/91	680,513	44,444	724,957	3,210,451	3,935,408	0
		(12.6506)	Var 1997
		(15.7041)	Var 1998
		(19.6296)	Var 1999
		(8.7251)	Var 2000
8	Kane	325.3940	06/14/91	3,496,700	262,275	3,758,975	85,548	3,844,523	0
		(.8700)	04/03/96
		(63.0000)	01/23/01
		(80.0000)	05/11/04
		(181.524)	04/15/16

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2017
9 (c)	Will	9.8670	08/13/91	$0	0	0	0	0	0
		(9.8670)	09/16/02
10	Will	150.6600	08/20/91	1,866,716	89,333	1,956,049	23,897	1,979,946	0
		(150.6600)	01/10/05
11	Will	138.4470	08/20/91	289,914	20,376	310,290	2,700	312,990	0
		(138.4470)	05/03/93
12 (c)	Will	44.7320	08/20/91	0	0	0	0	0	0
		(44.7320)	09/16/02
13	Will	6.3420	09/23/91	139,524	172	139,696	0	139,696	0
		(6.3420)	05/03/93
14	Kendall	44.4030	09/03/91	888,060	68,210	956,270	1,259,583	2,215,853	0
		(15.3920)	04/16/01
		(14.2110)	Var 2002
		(13.6000)	04/11/03
		(1.2000)	02/19/04
15	Kendall	100.3640	09/04/91	1,050,000	52,694	1,102,694	117,829	1,220,523	0
		(5.0000)	09/01/93
		(11.0000)	12/01/94
		(84.3640)	08/14/98
16	McHenry	168.9050	09/13/91	1,402,058	69,731	1,471,789	97,766	1,569,555	0
		(168.9050)	08/03/01
17	Kendall	3.4620	10/30/91	435,000	22,326	457,326	113,135	570,461	0
		(2.1130)	03/06/01
		(1.3490)	08/23/02

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2017
18	McHenry	139.1697	11/07/91	$1,160,301	58,190	1,218,491	9,456,992	10,675,483	0
		(9.2500)	Var 2004
		(33.3197)	Var 2005
		(62.0200)	Var 2006
		(12.8800)	Var 2007
		(2.2400)	Var 2008
		.2188	03/02/11
		(19.6788)	11/18/13
19	Kane	436.2360	12/13/91	4,362,360	321,250	4,683,610	187,211	4,870,821	0
		(436.2360)	05/16/01
20	Kane & Kendall	400.1290	01/31/92	1,692,623	101,318	1,793,941	9,525,572	8,432,089	2,887,424
		(21.1380)	06/30/99
		(7.0000)	07/21/08
		(3.1085)	03/21/11
		(4.0770)	09/19/12
		(2.3160)	08/16/13
		(317.8600)	11/17/16
21	Kendall	15.0130	05/26/92	250,000	23,844	273,844	43,063	316,907	0
		(1.0000)	03/16/99
		(14.0130)	09/06/06
22	Kendall	391.9590	10/30/92	3,870,000	283,186	4,153,186	1,763,629	5,916,815	0
		(10.0000)	01/06/94
		(5.5380)	01/05/96
		(2.4000)	07/27/99
		(73.3950)	Var 2001
		(136.0000)	08/14/02
		(34.1400)	05/27/03
		(101.4900)	01/09/04
		(28.9960)	11/13/13

Investment properties activity (continued):

		Gross Acres	Purchase/	Initial Costs			Costs Capitalized		Total Remaining Costs of
Parcel	Illinois	Purchased	Sales	Original	Acquisition	Total	Subsequent to	Costs of Property	Parcels at
#	County	(Sold)	Date	Costs	Costs	Costs	Acquisition	Sold/Impaired	12/31/2017
23	Kendall	133.2074	10/30/92	$3,231,942	251,373	3,483,315	4,665,998	8,149,313	0
		(11.5250)	07/16/93
		(44.0700)	Var 1995
		(8.2500)	Var 1996
		(2.6100)	Var 1997
		(10.6624)	Var 1998
		(5.8752)	Var 1999
		(49.0120)	Var 2000
		(.2028)	Var 2001
		(1.0000)	Var 2002
23A(a)	Kendall	.2676	10/30/92	170,072	12,641	182,713	0	182,713	0
		(.2676)	03/16/93
24	Kendall	3.9080	01/21/93	645,000	56,316	701,316	30,436	731,752	0
		(3.9080)	04/16/01
24A(b)	Kendall	.4060	01/21/93	155,000	13,533	168,533	0	168,533	0
		(.4060)	04/16/01
25	Kendall	656.6870	01/28/93	1,625,000	82,536	1,707,536	22,673	1,730,209	0
		(656.6870)	10/31/95
26	Kane	89.5110	03/10/93	1,181,555	89,312	1,270,867	5,135,895	6,406,762	0
		(2.1080)	Var 1999
		(34.2550)	Var 2000
		(7.8000)	Var 2001
		(29.1200)	Var 2002
		(11.3100)	Var 2003
		(4.9180)	01/28/04
28 (c)	Kendall	50.0000	09/16/02	661,460	22,976	684,436	230,630	915,066	0
		(50.0000)	04/17/12

				$38,810,025	2,504,276	41,314,301	47,504,983	85,931,860	2,887,424

(a)	Included in the purchase of Parcel 23 was a newly constructed 2,500 square foot house. The house was sold in March 1993.

(b)	Included in the purchase of Parcel 24 was a 2,400 square foot office building. The building was sold in 2001.

(c)	On September 16, 2002, the Partnership completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28).

Our general partner has agreed to make a supplemental capital contribution to us if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Any supplemental capital contribution will be repaid only after limited partners have received, over the life of our Partnership, a return of their original capital plus the 15% cumulative return. During 2017, our remaining parcel consisted of land which did not generate revenue from farming or other leasing activities and thus did not cover real estate taxes and insurance expense. Consequently, the general partner made a supplemental capital contribution of $13,317 to cover real estate taxes and insurance for the year ended December 31, 2017.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Partnership’s Limited Partnership Units, Related Security Holder Matters and Partnership Purchases of Limited Partnership Units

As of February 15, 2018, there were 3,974 holders of our units. There is no public market for units nor is it anticipated that any public market for units will develop.

There were no distributions in 2017. There were two distributions of net sales proceeds during 2016. On June 17, 2016, the Partnership made a distribution to the limited partners of $1,600,000 less the $46,811 Illinois non-resident withholding repayment for a total distribution of $1,553,189. On December 19, 2016, the Partnership made a distribution to the limited partners of $2,000,000. The Partnership will make a final liquidating distribution of net sales proceeds and remaining working capital reserve less an amount sufficient to cover the costs associated with closing the Partnership. The distribution is expected to occur by March 31, 2018.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the parcels by the end of the year. Management deemed the change in intent as a trigger for impairment. Based on the knowledge of recent real estate market data gathered for the auction of Parcel 20 in 2016 and an offer received in 2017, management determined the value of the remaining parcel was impaired. For the years ended December 31, 2017 and 2016, the Partnership recorded an impairment of $1,235,000 and $2,680,000, respectively, on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the remaining parcel continue to be expensed and included in land operating expenses.

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

Cost Allocation - We use the area method of cost allocation whereby a per acre price is used as the standard allocation method for land purchases and sales. The total cost of the parcel is divided by the total number of acres to arrive at a per acre price. Parcel 20 has been written down to its estimated fair market value.

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

If all of the above criteria are met, we classify the asset as held for sale. The assets and liabilities associated with those assets that are held for sale are classified separately on the balance sheets for the most recent reporting period. During the year ended December 31, 2016, the carrying values of Parcel 8 and the farm portion of Parcel 20 were reduced to their respective fair value based on then projected net sales proceeds for sales which closed in 2016. The reduction to fair value resulted in a provision for loss on investment property held for sale of $585,937 for the year ended December 31, 2016. For the years ended December 31, 2017 and 2016, there was no investment property classified as assets held for sale.

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

We used $41,314,301 of gross offering proceeds to purchase, on an all-cash basis, twenty-seven parcels of undeveloped land and two buildings. These investments include the payment of the purchase price, acquisition fees and acquisition costs of such properties. Three of the parcels were purchased during 1990, sixteen during 1991, four during 1992, and four during 1993. On September 16, 2002, we completed a tax-deferred exchange of Parcels 9 and 12 for 50 acres in Kendall County (Parcel 28). Through December 31, 2017, we have had multiple sales, exchange transactions and conveyances, disposing of the buildings and approximately 4,486 acres of the approximately 4,530 acres originally owned. Through December 31, 2017, cumulative distributions have totaled $100,030,845 to the limited partners, which is equivalent to 198% of the original capital raised, which was $50,476,170, and cumulative distributions to the general partner have totaled $13,713,195. Of the $100,030,845 distributed to the limited partners, $99,309,845 was net sales proceeds and $721,000 was from operations. Through December 31, 2017, we have used $47,504,983 of working capital for rezoning and other activities. Such amounts have been capitalized and are included in investment properties.

Our capital needs and resources will vary depending upon a number of factors, including the extent to which we conduct rezoning and other activities relating to utility access, the installation of roads, subdivision and/or annexation of land to a municipality, changes in real estate taxes affecting our land, and the amount of revenue received from leasing. Our general partner has agreed to make a supplemental capital contribution to the Partnership, if and to the extent that real estate taxes and insurance payable with respect to our land during a given year exceed the revenue earned by us from leasing our land during such year. Since there have been no farm leases in place since November 2016, the General Partner made a supplemental capital contribution of $13,317 to cover real estate taxes and insurance for the year ended December 31, 2017.

During 2017, there were no land sales. On April 15, 2016, we sold the remaining acreage of Parcel 8, resulting in net sales proceeds of $1,614,552. On November 17, 2016, we sold the farmland portion of Parcel 20, resulting in net sales proceeds of $2,084,246.

At December 31, 2017, we had cash and cash equivalents of $1,890,301 which is available to be used for our costs and liabilities, cash distributions to partners and other activities with respect to our one land parcel. On June 17, 2016 the Partnership made a distribution to the limited partners of $1,600,000 less the $46,811 Illinois non-resident withholding repayment for a total distribution of $1,553,189. On December 19, 2016, the Partnership made an additional distribution to the limited partners of $2,000,000.

Transactions with Related Parties

Our general partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the general partner and its affiliates relating to our administration. Such costs of $76,537 and $82,737 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2017 and 2016, respectively, of which $8,699 and $16,190 was unpaid as of December 31, 2017 and 2016, respectively.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed for salaries and direct costs. For the years ended December 31, 2017 and 2016, we incurred $0 and $1,289, respectively, of such costs. Such costs are included in investment properties, of which all was paid as of December 31, 2016. An affiliate of the general partner also supervises the maintenance of the parcels. Such costs of $4,462 and $7,417 are included in land operating expenses to affiliates for the years ended December 31, 2017 and 2016, respectively, of which $497 and $1,200 was unpaid as of December 31, 2017 and 2016, respectively. The affiliate did not recognize a profit on any project.

As of December 31, 2017, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Results of Operations

As of December 31, 2017, we owned one parcel of land consisting of approximately 44 acres. As of December 31, 2016, there no longer is a farm lease in place. The farm lease terminated when the farmland portion of Parcel 20 was sold in November 2016. The rental income from this lease covered the real estate taxes and insurance expense for 2016. Rental income was $0 and $83,980 for the years ended December 31, 2017 and 2016, respectively.

Professional services to affiliates and non-affiliates were $132,139 and $148,604 for the years ended December 31, 2017 and 2016, respectively. Professional services to affiliates and non-affiliates include accounting and legal services. The decrease is due primarily to a decrease in accounting and tax fees.

General and administrative expenses to affiliates and non-affiliates were $63,249 and $63,299 for the years ended December 31, 2017 and 2016, respectively. General and administrative expenses include data processing costs, postage, printing expenses, farm management fees and investor services.

Land operating expenses to affiliates and non-affiliates were $16,549 and $65,397 for the years ended December 31, 2017 and 2016, respectively. These costs typically include real estate tax expense and insurance; however, the decrease in 2017 is due to the cost of a survey for Parcel 20 in 2016 and lower real estate taxes in 2017 due to the sale of Parcel 8 in 2016.

Interest income was $6,557 and $5,602 for the years ended December 31, 2017 and 2016, respectively. Interest income is primarily a result of cash available to invest on a short term basis during the year as a result of sales proceeds received.

Other income was $4,200 and $4,000 for the years ended December 31, 2017 and 2016, respectively. Other income is due primarily to transfer fee income as a result of the number of completed unit transfers. The increase in 2017 is due to an increase in the number of completed unit transfers.

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

On February 23, 2018, we sold approximately 30 acres of Parcel 20 for which we received approximately $2,287,000 in net sales proceeds, resulting in an approximate gain on sale of $111,000.

On February 23, 2018, the Partnership entered into a Contract of Sale with an affiliate of the Partnership’s general partner for the balance of Parcel 20 for a sales price of $715,410. The sale closed on March 5, 2018. We received approximately $709,000 in net sales proceeds, resulting in an approximate gain on sale of $12,700.

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

The Illinois Department of Revenue regulates Illinois income tax withholding requirements for nonresident partners. For the taxable years ended December 31, 2017 and 2016, there were no withholdings required. You are encouraged to consult with your tax advisor in connection with the Illinois withholding requirements for nonresident partners. We are also required to pay a withholding tax to the Internal Revenue Service with respect to a partner’s allocable share of our taxable net income, if the partner is a foreign person. We will first pay the withholding tax from the distributions to any nonresident and/or foreign partners, and to the extent that the tax exceeds the amount of distributions withheld, or if there have been no distributions to withhold, the excess will be accounted for as a distribution to such nonresident and/or foreign partners and recovered from a future distribution.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Inland Land Appreciation Fund II, L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inland Land Appreciation Fund II, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2017 and 2016, the related statements of operations, partners’ capital, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2005.

Chicago, Illinois
March 15, 2018

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash and cash equivalents (Note 1)	$1,890,301	2,087,068
Other assets	403	287

Total current assets	1,890,704	2,087,355

Investment properties (including acquisition fees paid to affiliates of $6,284 at December 31, 2017 and 2016) (Note 5):
Land and improvements	2,887,424	4,122,424

Total assets	$4,778,128	6,209,779
Liabilities and Partners’ Capital
Current liabilities:
Accrued real estate taxes	$12,808	13,402
Due to affiliates (Note 4)	9,196	17,390

Total current liabilities	22,004	30,792

Partners’ capital:
General Partner:
Capital contribution	500	500
Supplemental capital contribution	13,317	0
Cumulative net income	14,068,238	14,070,250
Cumulative cash distributions	(13,713,195)	(13,713,195)

	368,860	357,555

Limited Partners:
Units of $1,000. Authorized 60,000 Units, 50,068 Units outstanding at December 31, 2017 and 2016,(net of offering costs of $7,532,439, of which $2,535,445 was paid to affiliates)	42,559,909	42,559,909
Cumulative net income	61,858,200	63,292,368
Cumulative cash distributions	(100,030,845)	(100,030,845)

	4,387,264	5,821,432

Total Partners’ capital	4,756,124	6,178,987

Total liabilities and Partners’ capital	$4,778,128	6,209,779

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Operations

For the years ended December 31, 2017 and 2016

	2017	2016
Revenues:
Rental income (Note 6)	$0	83,980
Gain on sale of investment properties	0	22,432

Total revenues	0	106,412

Expenses:
Professional services to affiliates	36,840	45,539
Professional services to non-affiliates	95,299	103,065
General and administrative expenses to affiliates	39,697	37,198
General and administrative expenses to non-affiliates	23,552	26,101
Land operating expenses to affiliates	4,462	7,417
Land operating expenses to non-affiliates	12,087	57,980
Provision for loss on investment property held for sale	0	585,937
Impairment loss on land	1,235,000	2,680,000

Total expenses	1,446,937	3,543,237

Operating loss	(1,446,937)	(3,436,825)

Interest income	6,557	5,602
Other income	4,200	4,000

Net loss	$(1,436,180)	(3,427,223)

Net loss allocated to (Note 2):
General Partner	$(2,012)	(1,837)
Limited Partners	(1,434,168)	(3,425,386)

Net loss	$(1,436,180)	(3,427,223)

Net loss allocated to the one General Partner Unit	$(2,012)	(1,837)

Net loss per Unit allocated to Limited Partners per weighted average Limited Partnership Units (50,068 Units for the years ended December 31, 2017 and 2016)	$(28.64)	(68.41)

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Partners’ Capital

For the years ended December 31, 2017 and 2016

	General Partner	Limited Partners	Total

Balance at January 1, 2016	$359,392	12,800,007	13,159,399

Net loss (Note 2)	(1,837)	(3,425,386)	(3,427,223)

Distributions to Partners (Note 2)	0	(3,553,189)	(3,553,189)

Balance at December 31, 2016	$357,555	5,821,432	6,178,987

Net loss (Note 2)	(2,012)	(1,434,168)	(1,436,180)

Distributions to Partners (Note 2)	0	0	0

Supplemental capital contribution	13,317	0	13,317

Balance at December 31, 2017	$368,860	4,387,264	4,756,124

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(1,436,180)	(3,427,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment properties	0	(22,432)
Provision for loss on investment property held for sale	0	585,937
Impairment loss on investment property	1,235,000	2,680,000
Changes in assets and liabilities:
Other assets	(116)	2,032
Accrued real estate taxes	(594)	(19,773)
Due to affiliates	(8,194)	9,750

Net cash flow used in operating activities	(210,084)	(191,709)

Cash flows from investing activities:
Additions to investment properties	0	(1,289)
Proceeds from sale of investment properties	0	3,698,798

Net cash flow provided by investing activities	0	3,697,509

Cash flows from financing activities:
Distributions	0	(3,553,189)
Supplemental capital contribution	13,317	0

Net cash provided by (used in) financing activities	13,317	(3,553,189)

Net decrease in cash and cash equivalents	(196,767)	(47,389)
Cash and cash equivalents at beginning of year	2,087,068	2,134,457

Cash and cash equivalents at end of year	$1,890,301	2,087,068

See accompanying notes to financial statements.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

For the years ended December 31, 2017 and 2016

(1) Organization and Basis of Accounting

Inland Land Appreciation Fund II, L.P. (the “Partnership”) is a limited partnership formed on June 28, 1989, pursuant to the Delaware Revised Uniform Limited Partnership Act, to invest in undeveloped land on an all-cash basis and realize appreciation of such land upon resale. On October 25, 1989, the Partnership commenced an Offering of 30,000 (subject to increase to 60,000) Limited Partnership Units (“Units”) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provides for Inland Real Estate Investment Corporation to be the General Partner. On October 24, 1991, the Partnership terminated its Offering of Units, with total sales of 50,476.17 Units, at $1,000 per Unit, resulting in $50,476,170 in gross offering proceeds, not including the General Partner’s capital contribution of $500. All of the holders of these Units have been admitted to the Partnership. Through December 31, 2017, the Partnership had repurchased a total of 408.65 Units for $383,822 from various Limited Partners through the Unit Repurchase Program.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to the 2016 financial statements to conform with the 2017 presentation.

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

	2017		2016
	GAAP Basis	Tax Basis (unaudited)	GAAP Basis	Tax Basis (unaudited)

Total assets	$4,778,128	12,310,568	6,209,779	13,742,219

Partners’ capital:
General Partner	368,860	121,047	357,555	135,275
Limited Partners	4,387,264	12,167,519	5,821,432	13,576,154

Net loss allocated:
General Partner	(2,012)	(15,195)	(1,837)	(1,830)
Limited Partners	(1,434,168)	(185,985)	(3,425,386)	(745,393)

Net loss per Limited Partnership Unit	(28.64)	(3.71)	(68.41)	(14.89)

The net loss per Unit is based upon the weighted average number of Units of 50,068 during 2017 and 2016.

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

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying assets for the term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early application is permitted. The Partnership has evaluated the impact of the adoption of this guidance and as a result of the evaluation does not expect it will have a material impact on its financial condition, results of operations and cash flows. As of December 31, 2016 and 2017, there are no longer any farm leases in place.

In June 2016, the FASB issued ASU 2016-13 that requires entities to estimate credit losses expected over the contractual life of financial assets measured at amortized costs based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for annual periods beginning after December 15, 2019. The Partnership has evaluated the impact of the adoption of this guidance and as a result of the evaluation does not expect it will have a material impact on its financial condition, results of operations and cash flows.

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

(3) Investment Property Held for Sale

During the quarter ended March 31, 2016, the carrying value of the investment property held for sale, Parcel 8, was reduced to its fair value based on the actual sale which occurred in April 2016 and resulted in a provision for loss on investment property held for sale of $320,937. During the quarter ended September 30, 2016, the carrying value of the investment property held for sale, the farmland portion of Parcel 20, was reduced to its fair value of $2,061,813 resulting in a provision for loss on investment property held for sale of $265,000. For the year ended December 31, 2016, the provision for loss on investment property held for sale totaled $585,937 in regards to Parcel 8 and the farm portion of Parcel 20. For the years ended December 31, 2017 and 2016, there was no investment property classified as assets held for sale. See Note 5 for a discussion regarding the valuation of the remaining portion of Parcel 20.

(4) Transactions with Affiliates

The General Partner and its affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its affiliates relating to the administration of the Partnership. Such costs of $76,537 and $82,737 are included in professional services to affiliates and general and administrative expenses to affiliates for the years ended December 31, 2017 and 2016, respectively, of which $8,699 and $16,190 was unpaid as of December 31, 2017 and 2016, respectively.

INLAND LAND APPRECIATION FUND II, L.P.

(a limited partnership)

Notes to Financial Statements

(continued)

An affiliate of the General Partner performs land improvements, rezoning, annexation and other activities to prepare the Partnership’s investment properties for sale and is reimbursed (as set forth under terms of the Partnership Agreement) for salaries and direct costs. For the years ended December 31, 2017 and 2016, the Partnership incurred $0 and $1,289, respectively, of such costs. Such costs are included in investment properties, of which all was paid as of December 31, 2016. Also, an affiliate of the General Partner supervises the maintenance of the parcels. Such costs of $4,462 and $7,417 are included in land operating expenses to affiliates for the years ended December 31, 2017 and 2016, respectively, of which $497 and $1,200 was unpaid as of December 31, 2017 and 2016, respectively. The affiliate does not recognize a profit on any project.

As of December 31, 2017 and 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the General Partner.

(5) Investment properties

As of December 31, 2017, the Partnership owned one parcel of land consisting of approximately 44 acres.

On January 10, 2017, the Partnership entered into a Real Estate Purchase and Sale Agreement with a third party purchaser for the sale of approximately 30 acres of Parcel 20 at a sales price of $2,800,000. The contract was contingent on the purchaser obtaining necessary municipal approvals for a multi-family development. The agreement was amended to extend the due diligence period and the time period for purchaser to obtain such municipal approvals. An amendment also documented an agreed upon reduction of the original sales price to $2,425,000 following results of soil testing during due diligence. The purchaser waived all contingencies on January 24, 2018 and the sale closed on February 23, 2018.

On February 23, 2018, the Partnership entered into a Contract of Sale with an affiliate of the Partnership’s general partner for the balance of Parcel 20 for a sales price of $715,410. The sale closed on March 5, 2018.

The Partnership will make a final liquidating distribution of net sales proceeds and remaining working capital reserve less an amount sufficient to cover the costs associated with closing the Partnership. The distribution is expected to occur by March 31, 2018.

(a)	The Partnership has taken the steps necessary to reduce costs and maintain sufficient reserves of cash and cash equivalents to cover all costs for an extended period of time. During April 2016, a farm lease was signed for the tillable portion of Parcel 20. The rental income from this lease covered the real estate taxes and insurance expense for 2016. The General Partner has agreed to make a supplemental capital contribution to the Partnership to the extent that real estate taxes and insurance payable with respect to the Partnership’s land during a given calendar year exceeds the revenue earned by the Partnership from leasing its land during such year. Since there have been no farm leases in place since the farmland portion of Parcel 20 was sold in November 2016, the General Partner made a supplemental capital contribution of $13,317 for the real estate tax and insurance expense for the year ended December 31, 2017.

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

The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management’s continuous process of analyzing each property. During the first quarter of 2016, management formally changed its intent from holding the remaining parcels for an indefinite period of time to attempting to sell the remaining parcels by the end of the year. Management deemed the change in intent as a trigger for impairment. Based on the knowledge of recent real estate market data gathered for the auction of Parcel 20 in 2016 and an offer received in 2017, management determined the value of the remaining parcel was impaired. For the years ended December 31, 2017 and 2016, the Partnership recorded an impairment of $1,235,000 and $2,680,000, respectively, on Parcel 20, which reduced the remaining book value to the estimated fair value. Subsequent costs incurred above the estimated fair value for the remaining parcel continue to be expensed and included in land operating expenses.

(b)	Reconciliation of investment properties owned:

	2017	2016
Balance at January 1,	$4,122,424	11,063,438
Additions during year	0	1,289
Provision for loss on investment property held for sale	0	(585,937)
Impairment loss on land	(1,235,000)	(2,680,000)
Sale of investment property	0	(3,676,366)

Balance at December 31,	$2,887,424	4,122,424

(c)	The aggregate cost of investment properties owned at December 31, 2017 for Federal income tax purposes was approximately $6,800,000 (unaudited).

(6) Rental Income

The Partnership had determined during 2016 that all leases relating to the farm parcels were operating leases. Accordingly, rental income was reported when earned.

There were no farm leases in place during the year ended December 31, 2017.

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

On February 23, 2018, we sold approximately 30 acres of Parcel 20 for which we received approximately $2,287,000 in net sales proceeds, resulting in an approximate gain on sale of $111,000.

On February 23, 2018, the Partnership entered into a Contract of Sale with an affiliate of the Partnership’s general partner for the balance of Parcel 20 for a sales price of $715,410. The sale closed on March 5, 2018. We received approximately $709,000 in net sales proceeds, resulting in an approximate gain on sale of $12,700.

There are no other subsequent events to report that would have a material impact on the Partnership’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure matters during 2017.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the members of senior management and the Audit Committee.

Based on management’s evaluation as of December 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December  31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Officers and Directors

The officers, directors, and key employees of IREIC and its affiliates that are likely to provide services to the Partnership are as follows. Ages are listed as of January 1, 2018.

Functional Title

Daniel L. Goodwin	Chairman of IREIC
Robert H. Baum	Director, General Counsel of IREIC
Robert D. Parks	Director of IREIC
Mitchell A. Sabshon	Director, Chief Executive Officer and President of IREIC
Catherine L. Lynch	Director, Chief Financial Officer, Treasurer and Secretary of IREIC
Roberta S. Matlin	Director and Senior Vice President of IREIC
Guadalupe Griffin	Senior Vice President of IREIC-Asset Management and Principal Executive Officer of the Partnership
Donna Urbain	Principal Financial Officer of the Partnership and Vice President – Controller of IREIC
Cathleen M. Hrtanek	Associate Counsel and Vice President, The Inland Real Estate Group, LLC, counsel to the Partnership

DANIEL L. GOODWIN (age 74) is the chairman of the board and chief executive officer of The Inland Group, Inc., headquartered in Oak Brook, Illinois. Inland is comprised of separate real estate investment and financial companies with managed assets with a value of approximately $9.4 billion, doing business nationwide with a presence in 44 states, as of September 30, 2017. Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group. In addition, Mr. Goodwin has served as the chairman of the board of Inland Mortgage Investment Corporation since March 1990, chairman, director, and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001 and chairman of the board of Inland Real Estate Investment Corporation since 2017. Mr. Goodwin served as a director of Inland Real Estate Corporation (n/k/a IRC Retail Centers LLC) (IRC) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008. Mr. Goodwin became a director and the chairman of the board of Inland Real Estate Income Trust, Inc. in July 2012 and of Inland Residential Properties Trust, Inc. in December 2013. He is also the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council and a director of the Chicago Better Government Association.

Housing. Mr. Goodwin is a member of the National Association of Realtors President’s Circle, the National Association of Realtors Hall of Fame, the Illinois Association of Realtors Hall of Fame and the Chicago Association of Realtors Hall of Fame. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multifamily Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also founded New Directions Housing Corporation, a not for profit entity that develops affordable housing for low income individuals.

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

ROBERT H. BAUM (age 74) has been with The Inland Real Estate Group, LLC and its affiliates since 1968 and is one of the four original principals. He is a Vice Chairman and Executive Vice President and General Counsel of The Inland Real Estate Group, LLC. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Real Estate Group, LLC and its affiliates. This responsibility includes the supervision of the Inland Law Department and serving as liaison with outside counsel.

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

He is also a Governing Member of the Chicago Symphony Orchestra and underwrites a scholarship for the keyboardist position of the Civic Orchestra of Chicago. In addition, Mr. Baum was named a Paul Harris Fellow by The Rotary Foundation of Rotary International. He is also a past member of the Men’s Council of the Museum of Contemporary Art in Chicago.

ROBERT D. PARKS (age 74) has fifty years of experience in the commercial real estate industry, having been a principal of the Inland real estate organization since May 1968. Mr. Parks is a Director of The Inland Group, Inc. and one of its four original principals. Mr. Parks is also a Director of Inland Real Estate Investment Corporation and a Director of Inland Private Capital Corporation. He served as chairman of IREIC from November 1984 to December 2016. He was a Director of Inland Investment Advisors, Inc. from June 1995 to May 2013 and a Director of Inland Securities Corporation from August 1984 until June 2009. He was a Director of Inland Real Estate Corporation from 1994 through June 2008 and served as chairman of the board from May 1994 to May 2004 and its President and Chief Executive Officer from 1994 to April 2008. He was a Director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a Director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also served as the chairman of the board and a Director of Inland Diversified Real Estate Trust, Inc. from its inception in June 2008 through July 2014, and InvenTrust Properties Corp. (formerly, Inland American Real Estate Trust, Inc.) from October 2004 through February 2015. He was also a Director of Inland Institutional Capital Partners Corporation from May 2006 until August 2012.

Prior to joining Inland, Mr. Parks taught in Chicago’s public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a member of the National Association of Real Estate Investment Trusts (NAREIT).

MITCHELL A. SABSHON (age 65) is a director, chief executive officer and president of IREIC, positions he has held since September 2013, August 2013 and January 2014, respectively. Mr. Sabshon has also served as a director and Chairman of the Board of Inland Private Capital Corporation since September 2013 and January 2015, respectively and a director of Inland Securities Corporation since January 2014. He is a director and president and chief executive officer of Inland Residential Properties Trust, Inc. and its business manager, positions he has held since December 2013. He is a director, chief executive officer and president of Inland Real Estate Income Trust, Inc., positions he has held since September 2014, April 2014 and December 2016, respectively, and a director and president of its business manager, positions he has held since October 2013 and December 2016, respectively. Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016. Prior to joining IREIC in August 2013, Mr. Sabshon served as executive vice president and chief operating officer of Cole Real Estate Investments, Inc. (“Cole”) from November 2010 to June 2013. As chief operating officer, Mr. Sabshon oversaw the company’s finance, property management, asset management and leasing operations. Prior to joining Cole, Mr. Sabshon held several senior executive positions at leading financial services firms. He spent almost 10 years at Goldman Sachs Commercial Mortgage Capital. He also served as senior vice president in Lehman Brothers’ real estate investment banking group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the corporate and real estate structured finance practice groups of Skadden, Arps, Slate, Meagher and Flom in New York. Mr. Sabshon is the Chairman Emeritus of the Investment Program Association for 2018. He is also a member of the International Council of Shopping Centers, the Urban Land Institute, the National Association of Corporate Directors, and a member of the Board of Trustees of the American Friends of Hebrew University—Midwest Region. Mr. Sabshon is a member of the New York State Bar. He also holds a real estate broker license in New York. Mr. Sabshon received his juris doctor from Hofstra University School of Law and his bachelor degree from George Washington University.

CATHERINE L. LYNCH (age 59) joined Inland in 1989 and has been a director of The Inland Group since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities Corporation. Ms. Lynch also has served as a director of Inland Private Capital Corporation since May 2012. She has served as the chief financial officer of Inland Real Estate Income Trust, Inc. since April 2014 and as a director of its business manager since August 2011. She has also served as the chief financial officer of Inland Residential Properties Trust, Inc. and its business manager since December 2013. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 through December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 through December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with FINRA as a financial operations principal.

ROBERTA S. MATLIN (age 73) joined IREIC in 1984 as director of investor administration. In 1993 she was promoted to a senior vice president of IREIC, and in 1998 became a director of IREIC. Since January 2015 she has served as a senior vice president of The Inland Real Estate Group, LLC responsible for special projects for the Chairman of The Inland Group, Inc. In July 2014, Ms. Matlin was named the Chairman of The Inland Real Estate Group of Companies, Inc. (“Inland”) Charities Committee, which is responsible for managing all charitable donations on behalf Inland. Also, Ms. Matlin has been a director of Inland Private Capital Corporation since May 2001, and she has served as vice president of Inland Institutional Capital, LLC since May 2006 and a manager since August 2012. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009 and as a director since January 2015. Since December 2007, Ms. Matlin has served as a director of Pan American Bank and since January 2012, as chair of its audit committee. Ms. Matlin served as a trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. She also has served as a director and president of Inland Securities Corporation from July 1995 to March 1997 and director and vice president since April 1997 and as a director of Inland Business Manager & Advisor Group, Inc. since January 2014.

Ms. Matlin is and was responsible for the non-legal corporate governance administration of various real estate investment trusts and their business managers that were sponsored by IREIC. Specifically, since August 2011 she has served as vice president of administration of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc., since December 2013 she has served as vice president of administration for Inland Residential Business Manager & Advisor, Inc., and since August 2016 she has served as vice president of administration for Inland InPoint Advisor, LLC. From June 2008 until July 2014, Ms. Matlin served as vice president of administration of Inland Diversified Real Estate Trust, Inc. and served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and then as its vice president until July 2014. She served as vice president of administration of Inland American Real Estate Trust, Inc. from October 2004 until February 2014 when Inland American became self-managed. She served as president of Inland American Business Manager & Advisor, Inc. from October 2004 until January 2012 and then as its vice president until February 2014. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, and vice president of administration of Inland Real Estate Corporation from 1995 until 2000. She also served as a manager and president of Inland Investment Advisors, LLC from June 1995 until May 2017.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63, 65, 79 and 99 registrations with FINRA.

GUADALUPE GRIFFIN (age 53) joined Inland in 1994. Ms. Griffin serves as principal executive officer of the Partnership (since January 2014) and senior vice president – asset management of IREIC (since March 2012). Ms. Griffin is responsible for investor communications, the asset management and day-to-day operations of the public and private partnerships and limited liability companies sponsored by IREIC, which include the development of operating and disposition strategies. Ms. Griffin also has served as a director and vice president of Intervest Southern Real Estate Corporation since January 2015 and March 2006, respectively, and vice president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Griffin is a licensed real estate broker.

DONNA URBAIN (age 55) joined Inland in 2002 and is the principal financial officer of the Partnership. Ms. Urbain is responsible for the investment accounting department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Ms. Urbain also serves as vice president – controller of IREIC. She has served as a director of IREIC Property Management Group, Inc., manager of Inland Commercial Real Estate Services LLC, manager of Inland Residential Real Estate Services LLC and director of Inland National Services Corp. since May 2016. Prior to joining Inland, Ms. Urbain worked in the field of public accounting for KPMG LLP. Ms. Urbain is a Certified Public Accountant. She received her B.B.A. in Accounting from the University of Notre Dame in South Bend, Indiana.

CATHLEEN M. HRTANEK (age 41) joined Inland in 2005 and is an associate counsel and vice president of The Inland Real Estate Group, LLC. In her capacity as associate counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters. She is also a member of the audit committee for the Partnership. Ms. Hrtanek has served as the secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, as the secretary of Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. since August 2011, as the secretary of Inland Residential Properties Trust, Inc. and Inland Residential Business Manager & Advisor, Inc. since December 2013 and as the secretary of the InPoint advisor since August 2016. Ms. Hrtanek also served as the secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014, as the secretary of Inland Diversified Business Manager & Advisor, Inc. from September 2008 through March 2016, and as the secretary of Inland Private Capital Corporation from August 2009 through May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois from September 2001 until 2005. Ms. Hrtanek has been admitted to practice law in the State of Illinois. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

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

Our general partner and its affiliates may be reimbursed (as set forth under terms of the partnership agreement) for salaries and expenses of employees of the general partner and its affiliates relating to our administration. For the year ended December 31, 2017, such costs, included in general and administrative expenses to affiliates and professional services to affiliates, were $76,537 of which $8,699 was unpaid as of December 31, 2017.

An affiliate of our general partner performs land improvements, rezoning, annexation and other activities to prepare our investment properties for sale and is reimbursed (as set forth under terms of the partnership agreement) for salaries and direct costs. The affiliate does not recognize a profit on any project. No such costs were incurred for the year ended December 31, 2017. An affiliate of the general partner also supervises the maintenance of the parcels. Such costs of $4,462 are included in land operating expenses to affiliates for the year ended December 31, 2017, of which $497 was unpaid as of December 31, 2017.

As of December 31, 2017 and 2016, the Partnership held all cash and cash equivalents with Inland Bank and Trust, an affiliate of the general partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not maintain any equity compensation plans.

(a)	The following person is a beneficial owner of more than 5% of our limited partnership units:

	Amount of	Percent
Title of Class	Beneficial Ownership	of Class
Limited partner units	Douglas R. Nash	5.98%
	2150 Talman Court, Winter Park, FL 32792
	2,995.185 Units

As of December 31, 2017, Douglas R. Nash beneficially owns 2,995.185 limited partner units or 5.98% of class. He has sole power to vote and dispose of 1,717.908 units. He has shared power with RTH Investments LLC (manager is Douglas R. Nash) to vote and dispose of 1,277.277 units.

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

We sold the balance of Parcel 20, which was our last parcel, to an affiliate of our general partner for a sales price of $715,410. There were no other significant transactions or business relationships with the general partner, its affiliates or their management other than those described in Item 7 (Transactions with Related Parties) above. Reference is made to Note 4 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

Item 14: Principal Accounting Fees and Services

Fees. Aggregate fees for professional services rendered by our principal accountant, Grant Thornton LLP, were as follows:

	Years ended December 31,
	2017	2016
Audit fees for professional services rendered for the audit of our annual financial statements and quarterly reviews of our financial statements.	$57,135	57,786

Our audit committee has reviewed and approved all of the fees charged by Grant Thornton and actively monitors the relationship between audit and non-audit services provided by Grant Thornton. The audit committee concluded that all services rendered by Grant Thornton during the years ended December 31, 2017 and 2016, respectively, were consistent with maintaining Grant Thornton’s independence.

In addition, the audit committee must pre-approve all services provided by the Partnership’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The financial statements listed in the index at page 16 of this annual report are filed as part of this annual report.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

No annual report or proxy material for the year 2017 has been sent to our limited partners. This annual report will be sent to the limited partners subsequent to this filing.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit No.	Description

3	Restated Certificate of Limited Partnership and Amended and Restated Agreement of Limited Partnership, included as Exhibits A and B of the Registration Statement on Form S-11, filed with the SEC on October 25, 1989, as amended, are incorporated herein by reference thereto. (P)

10.1	Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and JG Properties dated September 23, 2016, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on November 10, 2016.

10.2	Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated January 10, 2017, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed with the SEC on March 21, 2017.

10.3	First Amendment to Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated April 7, 2017.

10.4	Second Amendment to Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated April 25, 2017.

10.5	Third Amendment to Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated June 9, 2017.

10.6	Fourth Amendment to Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated November 15, 2017.

10.7	Fifth Amendment to Real Estate Purchase and Sale Agreement (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and S.R. Jacobson Development Corp., dated January 8, 2018.

10.8	Contract of Sale (re: Inland Land Appreciation Fund II, L.P. Parcel 20), by and between Inland Land Appreciation Fund II, L.P. and IMDC Acquisitions, L.L.C., dated February 23, 2018.

31.1	Rule 13a-14(a)/15d-14(a) Certification by principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by principal financial officer

32.1	Section 1350 Certification by principal executive officer

32.2	Section 1350 Certification by principal financial officer

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Partners’ Capital, (iv) the Statements of Cash Flows and (v) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND LAND APPRECIATION FUND II, L.P.

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Senior Vice President and Principal Executive Officer of the Partnership
Date:	March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	Inland Real Estate Investment Corporation
Its:	General Partner

/s/	GUADALUPE GRIFFIN

By:	Guadalupe Griffin
Its:	Principal Executive Officer of the Partnership
Date:	March 15, 2018

/s/	DONNA URBAIN

By:	Donna Urbain
Its:	Principal Financial Officer of the Partnership
Date:	March 15, 2018

/s/	CATHERINE L. LYNCH

By:	Catherine L. Lynch
Its:	Director
Date:	March 15, 2018

/s/	ROBERTA S. MATLIN

By:	Roberta S. Matlin
Its:	Director
Date:	March 15, 2018

/s/	MITCHELL A. SABSHON

By:	Mitchell A. Sabshon
Its:	Director
Date:	March 15, 2018

/s/	DANIEL L. GOODWIN

By:	Daniel L. Goodwin
Its:	Chairman
Date:	March 15, 2018